Form 10-K/A
period 1994-05-31
INTERNATIONAL AIRLINE SUPPORT GROUP INC
filed 1995-08-23
CIK 859307

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                             -----------------------

                                   FORM 10-K/A
                               (Second Amendment)
(Mark One)

          [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 1994
                          ------------

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------    ------------------

                         Commission File Number 0-18352
                         ------------------------------

                    INTERNATIONAL AIRLINE SUPPORT GROUP, INC.
             -----------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                 Delaware                           59-2223025
     -------------------------------    ------------------------------------
     (State or other jurisdiction of    (I.R.S. Employer Identification No.)
      incorporation or organization)

  8095 N.W. 64th Street, Miami, Florida               33166
-------------------------------------------------------------------------------
 (Address of principal executive offices)           (Zip Code)

    Registrant's telephone number, including area code      (305) 593-2658
                                                       ------------------------

         Securities registered pursuant to Section 12(b) of the Act:

                                      NONE
-------------------------------------------------------------------------------
Securities registered pursuant to Section 12(g) of the Act:


                                             Name of each exchange
           Title or class                     on which registered
     -------------------------            ---------------------------

   Common Stock, $.001 par value                     None
   -----------------------------           -------------------------
         (Title of class)

                                Page 1 of 2 pages

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [ X ]

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     At October 14, 1994, the aggregate market value of common stock held by non-affiliates of the Registrant was approximately $1,407,550.


              APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                     PROCEEDINGS DURING THE LAST FIVE YEARS

     Indicate by check mark whether the Registrant has filed all documentation and reports required to be filed by Section 12, 13 or 15(b) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                                 Not Applicable
-------------------------------------------------------------------------------

                    (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

        4,041,779 shares of Common Stock outstanding on January 16, 1995
-------------------------------------------------------------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

                                     None
-------------------------------------------------------------------------------

                                TABLE OF CONTENTS
                                -----------------

(Pursuant to Rule 12b-15 the complete text of each item being amended is set forth in this Amendment. The text of items not being amended has been omitted.)

                                                                          Page
                                                                          ----

PART I

     Item 1.   Business. . . . . . . . . . . . . . . . . . . . . . . . . .  1
     Item 3.   Legal Proceedings . . . . . . . . . . . . . . . . . . . . . 11


PART II

     Item 7.   Management's Discussion and
               Analysis of Financial Condition
               and Results of Operations . . . . . . . . . . . . . . . . . 12
     Item 8.   Financial Statements and
               Supplementary Data. . . . . . . . . . . . . . . . . . . . . 20


PART III

     Item 13.  Certain Relationships and
               Related Transactions. . . . . . . . . . . . . . . . . . . . 21




SIGNATURES     . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 22

                                     PART I

ITEM 1.   BUSINESS.

GENERAL

     International Airline Support Group, Inc. ("IASG" or the "Company") is a worldwide supplier of spare parts and equipment to the aviation industry. Since its inception in 1982, the Company has become a primary source of replacement parts for widely operated aircraft models which are no longer in production, such as the McDonnell Douglas DC-8 ("DC-8") and DC-9 ("DC-9"). The Company's core business involves purchasing aircraft, dismantling or "parting out" such aircraft and reselling the resulting parts. For the fiscal year ended May 31, 1994, IASG supplied parts to over 400 customers worldwide.

RECENT DEVELOPMENTS

     In June 1993, International Airline Service Center, Inc. ("IASC"), a wholly-owned subsidiary of the Company, commenced operations as an FAA-certified repair facility located adjacent to the Company's warehouse facilities in Sherman, Texas. The principal business of IASC is the performance of maintenance checks required by the FAA on narrow body aircraft, primarily DC-9 Series 10 through 30, and 727-100 aircraft. During the 1994 fiscal year, IASC provided such services for third party customers and for various of the Company's aircraft. IASC created Professional Aviation Technical Services, Inc., a Nevada corporation wholly-owned by IASC ("PATS"). PATS was formed to provide engineering service to aircraft manufacturers.

     The Company identified over forty aircraft operators as potential customers for IASC. However, due to several factors, including substantial competition, some of which came from larger companies with significantly more financial resources, and space constraints that permit IASC to service only certain narrow body aircraft at its repair facility, IASC has generated little third party revenue and has incurred substantial losses. For the 1994 fiscal year, IASC incurred costs and expenses of $2.4 million, while earning revenues of only $525,000.

     In November, 1993, the Company purchased all of the capital stock of Brent Aviation, Inc., a Texas corporation ("Brent") in exchange for $125,000 cash, which the Company financed from operations. Brent is engaged in the business of air cargo transport and is the holder of an air cargo operator certificate issued by the FAA.

     In June 1994, the Company's Board of Directors unanimously voted to sell or otherwise dispose of IASC following the sale of certain aircraft being serviced under contract by IASC. The Company is negotiating with certain parties interested in acquiring IASC; however, no definitive agreement has been reached with any of these parties. In an effort to return its focus to its traditional parting out and inventory business, the Company also is considering whether to sell Brent. In addition, the Company will continue to evaluate and implement additional cost-cutting measures in an effort to return the Company to profitability.

COMPANY STRATEGY

     The Company's strategy is to capitalize on the limited availability of spare and replacement parts for certain widely operated aircraft models which are no longer in production. In the 1980s, management implemented this strategy by parting out DC-8 aircraft and reselling the resulting spare parts. Based upon the Company's success in parting out DC-8 aircraft, which ceased production in 1972, the Company began purchasing and parting out DC-9 aircraft in 1991. Production of DC-9 aircraft ceased in 1982. The DC-8 and DC-9 aircraft have life expectancies that exceed the manufacturer's original estimates. In addition, approximately 40% of the parts of the DC-9 aircraft are interchangeable with the McDonnell Douglas MD-80 (the "MD-80") aircraft which permits the Company to better serve its existing customers and further expands the Company's potential market. Beginning in 1992, the Company began purchasing and parting out Boeing 727 aircraft. IASG has acquired thirty-eight DC-8, eight DC-9, and six Boeing 727 aircraft for parting out since the Company began operations. As aircraft operators phase out their use of DC-8s, the Company expects that the bulk of its parting out business will become DC-9 parts.

     The Company believes that parting out high quality aircraft is a cost effective means of acquiring its spare parts inventory. Management acquires aircraft for parting out only if its initial estimates of the timing and value of part sales for such aircraft would allow the Company to recover the purchase price within 180 days through the sale of a portion of parts, and to sell the remaining parts for amounts in excess of the purchase price over the subsequent five years. Aircraft that are available at part out prices typically come from owners who are in need of immediate liquidity or are unable to economically lease such aircraft to third parties. Additionally, such aircraft may require extensive maintenance or overhaul or may require government-mandated improvements which are not economical for owners to perform.

     Upon acquisition, all aircraft are delivered to the Company's facilities in Sherman, Texas. The parts of the aircraft are immediately identified, catalogued and entered into the Company's computer system. As the aircraft is disassembled, the removed parts are then bar-coded. These procedures permit the parts to become immediately available for resale by the Company's sales personnel. High value parts such as engines and engine components are often pre-sold. In other instances, the Company may recondition certain parts to enhance a part's resale value. The Company also makes its inventory available to potential customers through computer database clearinghouses which list the spare aircraft parts inventories of substantially all parts suppliers. Aircraft operators, repair facilities and other aviation related entities worldwide have immediate 24-hour access to these clearinghouses, which typically are their primary source for locating parts. In-stock parts are generally shipped and received by the customer within 24 hours after the order is placed.

     Due in part to the noise abatement regulations issued by the FAA, the major U.S. aircraft passenger operators have eliminated the DC-8 aircraft from their fleets and have begun to reduce the number of DC-9 aircraft in their fleets. Many of these aircraft have been sold to the numerous smaller passenger and cargo aircraft operators throughout the world, including several of IASG's existing customers. In order to assure reliable operations, the operators of these aircraft need to maintain a minimum supply of spare parts or establish relationships with spare parts suppliers. Because of IASG's position as a primary source of spare parts for the DC-9 aircraft, the Company believes that it will continue to be an active supplier for operators of these aircraft.

     In addition to its DC-8 and DC-9 spare parts, the Company maintains inventories of spare parts for the Boeing 727, 737 and 747 aircraft, the McDonnell Douglas MD-80 aircraft and the Lockheed L1011 and L100/C130. The Company also generates additional revenues by brokering third party spare parts on behalf of customers and by arranging for the repair or exchange of customers' spare parts with FAA-certified repair facilities.

     During the 1994 fiscal year, the Company expanded its leasing of aircraft under various operating leases to both domestic and foreign customers, consisting of major passenger and cargo operators and smaller aircraft operators. Lease revenue comprised approximately 10% of total revenues in 1994 compared to 4% of total revenues in 1993. Lease terms typically range from three months to twenty-four months with renewal options. At May 31, 1994, the Company had five aircraft operating under such leasing agreements. In addition, the Company may from time to time engage in sale of whole aircraft or engines when market conditions warrant such transactions. The Company has typically used IASC for refurbishment and repairs necessary to prepare such aircraft for sale.

     Management believes that its customer relationships are important to the Company's operational success. The Company has established relationships with many domestic and foreign aircraft operators and generally maintains an adequate level of inventory in order to service such customers in a timely manner. Management believes that availability and timely delivery of spare parts are the primary factors considered by customers when making a spare parts purchase decision.

INDUSTRY OVERVIEW

     GENERAL. According to the Boeing World Jet Airplane Inventory for year-end 1993, the combined aircraft fleets of aircraft operators throughout the world at December 31, 1993 consisted of approximately 11,200 jet aircraft. Since 1980, the average age of the jet aircraft fleet worldwide has increased from 10.5 years to 13.2 years. A significant number of the spare parts used in these aircraft are supplied by different types of companies, including original equipment manufacturers ("OEMs") and numerous distributors, fixed-base operators, FAA-certified overhaul facilities, traders and brokers. Management believes that the fragmented nature of the aircraft spare parts industry creates opportunities for small well-financed companies with proven infrastructures to exploit niche markets in certain types of aircraft, such as the DC-8 and DC-9. To date, the larger companies in the aircraft aftermarket have focused their resources on newer aircraft models.

     Economic factors have prompted many airlines to defer aircraft procurement programs and extend the useful life of older equipment. New aircraft are priced in the $25 to $125 million range, while second generation aircraft (such as the DC-9) cost less. Consequently, many aircraft operators are postponing, deferring or canceling orders for new aircraft and are retaining their older aircraft. Certain U.S. and European operators have implemented measures such as the installation of FAA- approved hush kits and extended life maintenance programs to extend the useful lives of older aircraft in their fleets. In addition, many foreign and domestic start-up aircraft operators are establishing their fleets through the acquisition of the less expensive second generation aircraft even though such older aircraft typically require more maintenance and replacement parts than new aircraft.

     AVAILABILITY OF REPLACEMENT PARTS. Aircraft and parts manufacturers typically provide their customers with replacement parts throughout the production life of the aircraft. Other sources for new aircraft parts include authorized subcontractors for the OEMs, new parts distributors and aircraft operators with excess inventories. Once an aircraft is no longer in production, a manufacturer will continue to supply spare parts to its customers for an extended period of time, which varies among aircraft types. For example, spare parts for the DC-8 aircraft were available from the aircraft manufacturer until 1987, 15 years after the DC-8 model type ceased production. However, manufacturers generally have no obligation to supply or maintain parts for an aircraft operator which was not the original purchaser of the aircraft.

     As OEMs cease manufacturing replacement parts, and as other sources of new parts become increasingly more scarce, aircraft operators must locate alternative sources for quality used parts to maintain the reliable operation of their aircraft. Often, aircraft operators will opt for quality used parts even when new parts are still in production. Used aircraft parts must meet the same FAA standards as new parts but generally cost 55% to 75% of the price of the same new part, and are often available with shorter lead times.

     NOISE ABATEMENT REGULATIONS. The FAA classifies aircraft in three groups, Stage 1, Stage 2 and Stage 3, in order of decreasing noise characteristics. In 1980 the FAA adopted a rule prohibiting the operation of Stage 1 aircraft in or to the United States. In response to a Congressional requirement, the FAA submitted a report to Congress in April 1986 which presented various approaches to encourage or require the replacement of Stage 2 aircraft with Stage 3 aircraft. The FAA noise abatement regulations that were adopted require aircraft operators to gradually phase out their noisier aircraft, either replacing them with quieter Stage 3 aircraft or equipping them with hush kits to comply with noise abatement regulations according to the following schedule: by December 31, 1994, each aircraft operator must either reduce the number of Stage 2 aircraft it operates by 25% or operate a fleet composed of not less than 55% Stage 3 aircraft; by December 31, 1996, each aircraft operator must either reduce its Stage 2 aircraft by 50% or operate a fleet composed of not less than 65% Stage 3 aircraft; by December 31, 1998 at least 75% of an aircraft operator's Stage 2 aircraft must be eliminated, or its overall fleet must be composed of 75% Stage 3 aircraft; and by December 31, 1999, 100% of the fleet must be composed of Stage 3 aircraft, subject to certain waivers.

OPERATIONS OF THE COMPANY

     "PARTING OUT" AND INVENTORY ACQUISITION. The purchase and dismantling of an aircraft and the resale of the dismantled parts for use on other aircraft is commonly called "parting out." When the Company acquires an aircraft for parting out, the aircraft is delivered to the Company's inventory storage facilities in Sherman, Texas. The aircraft is then removed from the U.S. registry. The seller of the aircraft will often provide the Company with a computerized data base listing all the parts and equipment on the aircraft which is verified by the Company. If a computerized listing of parts is not available, the Company will conduct its own inventory of the aircraft to be parted out. The parts and equipment are catalogued and all the relevant information regarding the parts, including each part's repair history, is entered into the Company's computer database. Management believes that it is essential that such information be immediately available in order to facilitate sales by the Company's sales personnel. In certain instances, parts which are in high demand are pre-sold prior to the delivery of the aircraft to the Company. High value parts such as engines and engine components are also often pre-sold. Pre-selling allows the Company to recover a significant amount of its investment within a short time from the date of the aircraft delivery.

     An aircraft purchased for parting out is generally in the same condition as the aircraft that will utilize the spare parts. Sellers are usually motivated to dispose of their aircraft at part out prices for a variety of reasons, including the seller's need for immediate liquidity or inability to economically lease the aircraft to third parties. Additionally, such aircraft may require extensive maintenance or overhaul or may require government-mandated improvements which are uneconomical for the sellers to perform.

     In addition to purchasing whole aircraft, the Company also acquires spare parts by bidding on the inventory of companies that are eliminating certain portions of their spare parts inventory due to the retirement of an aircraft type from their fleet, the downsizing of operations or the dissolution of its business as a whole.

     Modern aircraft design emphasizes the use of components that may be reused hundreds of times after inspection and overhaul. Because of the reusable nature of such "rotable" parts, sales of rotable parts offer greater profit potential than the non-reusable "consumable" parts. Vendors offer rotable parts in different conditions, designated by industry standards. A component may be sold in "serviceable" condition, meaning that the unit may be installed on an aircraft without further inspection. "As removed - not for failure" designates a component that was removed from an aircraft for some reason other than malfunction and may be reinstalled after inspection. The remaining condition, "unserviceable," designates the need for the part to be overhauled prior to inspection and installation. The FAA requires rotables and other spare parts to be inspected at FAA-certified repair facilities prior to installation on an aircraft. However, the FAA does not prohibit the sale of used parts that have not been inspected and certified.

     PRODUCT LINES. Historically, the Company maintained a large inventory of used parts for the DC-8 aircraft. The DC-8, an early model Stage 1 aircraft, has not been produced since 1972. The FAA's enactment of noise abatement restrictions in 1980 grounded all existing DC-8's in use in the United States and required the fleets to be refitted with modern, quieter engines. Because of the expense involved in installing new engines, the use of DC-8 aircraft in the United States diminished. Certain devices known as "hush kits" were invented in order to bring the DC-8 engines within acceptable noise limits. In late 1985, the FAA approved the first hush kit for certain DC-8 models. Another hush kit was approved for other DC-8 models in 1987. The effect of these changes was to create new demand for the DC-8 parts because a hushed DC-8 is among the lowest cost aircraft to operate per ton mile. Accordingly, the Company believes that the DC-8s will continue to be used by freight carriers and other operators and that the sale of DC-8 parts will continue to be a source of revenues in the foreseeable future. However, it is expected that sales of DC-8 parts will continue to decline in correspondence with the decrease of DC-8s in operation.

     Because of the limited number (232) of DC-8s in operation, the Company began expanding its inventory to include parts for Stage 2 aircraft, such as the DC-9 aircraft. The noise abatement regulations issued by the FAA require aircraft operators to gradually phase out their Stage 2 noisier jets by the year 2000 unless they are retrofitted with hush kits to bring them into compliance with the Stage 3 noise requirements. The Company believes that retrofitting with hush kits as well as the extended life maintenance programs instituted by many aircraft operators will increase the market life of the DC-9s.

     The Company believes that as U.S. passenger airlines eventually replace their existing early model DC-9s, such aircraft will continue to be used in domestic cargo and foreign passenger and cargo operations. In addition, the DC-9 presents the Company with additional opportunities to supply parts to the MD-80 aircraft, which is still in production, because approximately 40% of the DC-9 parts may be installed on the MD-80 aircraft. Accordingly, the Company continues to seek purchase opportunities in DC-9 aircraft. In addition to the Company's inventory of McDonnell Douglas DC-8 and DC-9 parts, the Company's inventory also includes spare parts for the Boeing 727, 737, and 747 aircraft, the McDonnell Douglas MD-80 aircraft and the Lockheed L1011 and L100/C130 aircraft.

     MARKETING. The Company has developed a sales and marketing infrastructure which includes well-trained and knowledgeable sales personnel, computerized inventory management and listing of parts in electronic industry data bank catalogues. Key to the successful marketing of the Company's inventory is IASG's ability to make timely delivery of spare parts in reliable condition. The Company believes aircraft operators are more sensitive to reliability and timeliness than price. Rather than purchase new parts, the Company believes aircraft operators will purchase less expensive overhauled parts from a trusted vendor.

     The Company's account executives are experienced and knowledgeable about the market segment in which the Company participates. Account executives understand maintenance requirements, parts for the aircraft type utilized in their markets, as well as list prices and fair values of most items sold. Furthermore, they are familiar with alternative sources for parts not inventoried by the Company.

     Market forces establish the price for used aircraft parts. No pricing service or catalogue exists for used components. Used aircraft parts prices are determined by referencing new parts catalogues with consideration given to existing supply and demand conditions. Often, aircraft operators will opt for quality used parts even when new parts are still in production. Used aircraft parts that meet the same FAA standards as new parts, cost less than the same new part and are often available in shorter lead times.

     In addition to directly marketing its inventory, IASG lists its inventory in the Air Transport Association's computerized data bank ("AIRS") and with Ryder System's Inventory Locator Service ("ILS"). Both of these data bases are 24 hour electronic "marketplaces" where aircraft parts transactions take place.

     The Company has consigned inventory to certain of its larger customers in order for these customers to have immediate availability of parts. The parts are owned by the Company but are maintained at the customer facilities.
 When the parts are consumed by the customer, the Company charges the customer the full value of the part. This consignment program has resulted in increased parts sales since the customers have immediate access to the parts, thereby eliminating the necessity and desire to shop around for such parts.

CUSTOMERS

     GENERAL. The Company's parts customers operate in a segment of the airline industry that is very volatile. A number of carriers that use the types of aircraft for which the Company stocks parts fail each year. Consequently, the identity of the Company's major customers frequently changes. The loss of a major parts customer could have an adverse impact on the Company's sales of parts for a given period. However, the Company believes that the overall level of its parts sales is determined more by the number of aircraft of the types for which it stocks parts that are in service than by the identity of the operators of such aircraft.

     In addition to selling parts, the Company also sells entire aircraft from time-to-time. In a given period, a substantial portion of the Company's revenues may be attributable to the sale of aircraft. Such sales are unpredictable transactions, dependant, in part, upon the Company's ability to purchase an aircraft and resell it within a relatively brief period of time. The revenues from the sale of aircraft during a given period may result in the purchaser of the aircraft being considered a major customer of the Company for that period. The Company does not expect to make repeat aircraft sales to a given customer; therefore, changes in the identity of major customers are frequently due to the occurrence of aircraft sales.

     CUSTOMER PROFILE. IASG's customer base includes aircraft operators, overhaul facilities and other parts suppliers who may in turn resell to end users. The Company's customers range from major passenger and cargo operators to smaller aircraft operators and FAA-certified repair facilities. Certain aircraft operators often buy through competitors instead of directly through IASG because of the operator's existing relationship with the competitor or the competitor's ability to overhaul the part sought.

     MAJOR CUSTOMERS. Historically, one customer, Transafrik Corp., a cargo carrier operating in Africa has accounted for a significant amount of the Company's revenue. Recently, sales to Transafrik have declined significantly. Transafrik accounted for 9% of the Company's total revenue in fiscal 1994, compared to 18% and 25% of total revenue in fiscal 1993 and 1992, respectively. During fiscal 1994, Transafrik underwent a change in ownership and made other significant management and operational changes, including a down-sizing of its fleet and changes in fleet mix. The Company anticipates that sales to Transafrik may continue to decline. The loss of Transafrik as a customer could have a material adverse effect on the Company's business. There can be no assurance that the Company will be able to replace the business previously provided by Transafrik.

     The following table lists the Company's customers which, based upon net revenues, accounted for more than 10% of net revenues for the fiscal years ended May 31, 1994 and 1993:

                                                      Percentage of
           Customer            Net Revenues (000's)   Total Net Revenues
           --------            --------------------   ------------------
           1994:
           ----

           ADC Airlines               $ 3,182                  16%

           1993:
           ----

           Transafrik Corp.           $ 6,030                  18%
           Air Terrex Ltd               3,896                  12
           ADC Airlines                 3,827                  11
                                      -------                 ----
           Total                      $13,753                  41%
                                      =======                 ====


     Air Terrex Ltd. accounted for 12% of net revenues during fiscal 1993 because it purchased an aircraft from the Company during such fiscal year. Prior to the 1993 fiscal year, no customer accounted for more than 10% of the Company's net revenues, other than Transafrik. During the 1992, 1993 and 1994 fiscal years, 49%, 60% and 52% of the Company's net revenues were made to customers in foreign countries.

ADDITIONAL SERVICES

     AIRCRAFT AND ENGINE SALES AND LEASING. The Company has determined that its spare part sales opportunities are enhanced by providing its existing and new customers with whole aircraft and engines through sale and lease transactions. Such transactions allow the Company to expand its customer base for spare parts and to reduce the cost basis in its aircraft. In addition, leasing transactions are typically on a short-term basis and provide the Company with additional revenue and cash flow as well as the ability to utilize inventory in the form of whole aircraft. The Company will continue to supply whole aircraft and engines, as well as the necessary spare parts to maintain the reliability of the aircraft. As of May 31, 1994, the Company was leasing five aircraft under agreements ranging in terms through November 1995, in certain cases with renewal options.

     OVERHAUL SERVICES. In June 1993, IASC commenced operations as an FAA-certified repair facility located adjacent to the Company's warehouse facilities in Sherman, Texas. The principal business of IASC is the performance of maintenance checks required by the FAA on narrow body aircraft, primarily DC-9 Series 10 through 30, and 727-100 aircraft. During the 1994 fiscal year, IASC provided such services for third party customers and for various of the Company's aircraft. However, due to several factors, including substantial competition, some of which came from larger companies with significantly more financial resources, and size constraints that limit IASC's repair facility to servicing only certain narrow body aircraft, IASC has generated only a small amount of third party revenue and has incurred substantial losses.

     As noted previously, the Company has determined to sell or otherwise dispose of IASC following the sale of certain aircraft being serviced under contract by IASC. The Company is negotiating with certain parties interested in purchasing IASC; however, no definitive agreement has been reached with any of these parties.

     EXCHANGE TRANSACTIONS. An "exchange transaction" generally involves a high value/high turnover rotable part which an operator frequently replaces when performing aircraft maintenance. In an exchange transaction, a customer pays an exchange fee and returns a "core" unit to IASG within 14 days. A "core" unit is the same part which is being delivered to the customer by IASG, but in need of overhaul. IASG has the customer's core unit overhauled and bills the customer for the overhaul charges and retains the overhauled core unit in its inventory. The Company continues to emphasize exchange transactions because they are profitable and ensure that scarce parts remain in stock for future sales.

     BROKERED TRANSACTIONS. In a "brokered transaction" the Company fills a customer order for a part not held in the Company's inventory. The Company locates the part for the customer from another vendor and then resells the part to the customer. These lower margin transactions have become a decreasing percentage of the Company's total revenues.

     CARGO OPERATIONS. Brent, a wholly-owned subsidiary of the Company, is engaged in the air cargo transport business, primarily on the African continent. Brent holds an air cargo operator certificate issued by the FAA.

REGULATION

     The United States aviation industry is regulated by the FAA. The FAA requires aircraft parts to be inspected by FAA-certified repair stations prior to installation. Because of concerns regarding maintenance procedures, it is possible that the FAA will promulgate new and more stringent regulations relating to the ability to trace the repair history of individual parts. If this were to occur, it could have a material adverse impact upon the Company's business; however, the Company has attempted to anticipate the focus of such new regulations and has added resources and implemented procedures to address these potential requirements.

SUBSIDIARIES

     IASG-VIRGIN ISLANDS, INC. IASG-Virgin Islands, Inc. ("IASG- VI"), a wholly owned subsidiary of the Company was formed in July 1992. IASG-VI is incorporated under the laws of the United States Virgin Islands and is qualified as a "foreign sales corporation" under the Internal Revenue Code of the United States. The Company established IASG-VI in order to promote foreign sales while receiving favorable tax treatment under the United States Internal Revenue Code.

     INTERNATIONAL AIRLINE SERVICE CENTER, INC. International Airline Service Center, Inc. ("IASC"), a wholly owned subsidiary of the Company, was formed in April 1993. IASC is incorporated under the laws of the state of Nevada and operates a FAA- certified maintenance facility adjacent to its warehouse in Sherman, Texas.

     PROFESSIONAL AVIATION TECHNICAL SERVICES, INC. Professional Aviation Technical Services, Inc. ("PATS"), a wholly owned subsidiary of IASC, was formed in July, 1993. PATS is incorporated under the laws of the state of Nevada and was formed in connection with the Company's FAA-certified maintenance facility adjacent to its warehouse in Sherman, Texas. PATS was formed to provide engineering service to original equipment manufacturers ("OEMs") of aircraft and aircraft parts.

     BRENT AVIATION, INC. Brent Aviation, Inc. ("Brent"), a wholly owned subsidiary of IASG, was acquired by the Company in November, 1993. Brent is incorporated under the laws of the state of Texas and is engaged in the business of air transport related operations and is the holder of a certificate issued by the Federal Aviation Administration authorizing Brent to operate as an air cargo operator and conduct FAR Part 125 operations.

     As discussed under "Business-Recent Developments", the Company has determined to sell or otherwise dispose of IASC and PATS, and is considering selling Brent.

JOINT VENTURE

     AIRCRAFT PARTNERS LTD. In August 1992, the Company and R.T. Leasing, Inc., a Florida corporation ("RTL") and a non-affiliate of the Company, entered into a joint venture agreement and formed Aircraft Partners Ltd., a Florida general partnership (the "Partnership"). The Company was the managing partner of the Partnership. The Partnership's purpose was to acquire aircraft for sale or lease. The Partnership formed A.P. Number 1, Inc., a Florida corporation, to hold title to the aircraft. The Company, as general partner of the Partnership, executed as co-maker a promissory note dated August 20, 1992, in the principal amount of $2.9 million for the benefit of International Air Leases, Inc., the parent corporation of RTL. The interest rate on the note was the greater of 10% or the prime rate plus 4%. The note was due October 31, 1993, and the outstanding principal amount at May 31, 1993 was $2.6 million. The proceeds of the promissory note were used to purchase two DC-9 and one 727 aircraft, as well as two spare Pratt & Whitney engines.

     The Partnership's operations were not successful, and the Partnership was not able to make the required payments under the terms of the note. The Company was in default under the terms of the note due to nonpayment of principal and interest and in February 1994, the Company agreed to a settlement with the lender, whereby the lender received title to the three aircraft and $500,000 from the Company. All remaining liabilities have been satisfied and the Partnership has been dissolved. The Company's fiscal 1994 loss relating to the joint venture, as shown in the statement of operations for fiscal 1994 and recorded under the equity method, includes its share of the Partnership's operating losses ($280,000) and its loss upon dissolution ($143,224), which is less than the $500,000 settlement payment.

PRIVATE PLACEMENTS

     1992 PRIVATE PLACEMENT.

     In July 1992, the Company completed a private placement (the "1992 Private Placement") of 12% Senior Secured Notes due July 1997 (the "Senior Notes") in the aggregate principal amount of $18,000,000 in compliance with Regulation D under the Securities Act of 1933. Warrants to purchase an aggregate of 820,146 shares of the Company's Common Stock at an exercise price of $5.3875 per share were also issued to the Senior Note purchasers on a pro rata basis (the "Senior Note Warrants"). In addition, the Company's placement agent for the 1992 Private Placement, Dabney/Resnick & Wagner, Inc. ("DRW"), received warrants to purchase 273,382 shares of the Company's Common Stock at an exercise price of $5.3875 per share (the "DRW Warrants"). The Senior Note Warrants and the DRW Warrants are hereinafter collectively referred to as the "1992 Warrants." The 1992 Warrants have a five year term and carry restrictions regarding exercise and registration of the underlying shares.

     The Senior Notes carry a fixed interest rate of 12% per annum payable quarterly. The securities purchase agreement pursuant to which the Senior Notes were issued (the "Senior Note Agreement") originally called for a sinking fund requiring payments of $4 million in July 1994 and 1995, and $5 million in July 1996, with the balance to be repaid in July 1997. The Senior Note Agreement contains restrictive covenants requiring the Company to maintain certain financial ratios, restrict dividends and limits capital expenditures, indebtedness and inventory purchases, and requires the Company to fund the interest and income taxes payments on a monthly basis into a restricted cash account. In September 1993, the Company made an optional prepayment of $3,450,000 on the Senior Notes, which payment was made from the proceeds of the 1993 Private Placement, discussed below. This prepayment of the Senior Notes reduced the principal outstanding on the Senior Notes to $14,550,000 and reduced the required sinking fund payments to $3.2 million in July 1994 and 1995 and $4 million in July 1996 and 1997.

     The Company has been in breach of certain covenants ontained in the Senior Note Agreement, relating to the failure to make timely sinking fund payments, the failure to comply with financial covenants and notice requirements, and the failure to perfect and/or obtain the release of security interests in various aircraft. The Company currently is negotiating with the Senior Noteholders to obtain a waiver of these defaults and to amend certain provisions of the Senior Note Agreement and related agreements. There can be no assurances that the Company will successfully obtain such a waiver and amendment. If the Company fails to do so, there can be no assurances that the Senior Noteholders will not exercise remedies available to them, including declaring an event of default and accelerating the entire amount of the indebtedness under the Senior Notes.

     1993 PRIVATE PLACEMENT.

     On September 9, 1993, the Company issued $10 million in principal amount of 8% Convertible Subordinated Debentures due August 2003 (the "Debentures") through a private placement offering (the "1993 Private Placement"). Originally, the Debentures were convertible at any time prior to maturity, upon 30 days notice, into shares of the Company's common stock at $4.00 per share. The Debenture conversion options carry restrictions regarding the conversion and the registration of the shares of Common Stock into which the Debentures may be converted. The Debenture holders have certain piggyback and demand registration rights for the shares of Common Stock underlying the Debentures. Proceeds from the issuance of the Debentures were used to repay certain notes payable, to satisfy certain of the Company's aircraft purchase obligations and to repay certain of the Senior Notes. The Debentures may be redeemed in whole or in part after August 1996, upon 30 days notice. The Debentures carry a fixed rate of 8% per annum payable quarterly. The securities purchase agreement pursuant to which the Debentures were issued (the "Debenture Agreement") contains restrictive covenants requiring the Company to maintain a certain level of consolidated net worth and certain financial ratios related to interest coverage.

     In September 1993, the 1992 Warrants to purchase 1,093,528 ares of Common Stock were adjusted to purchase 1,235,675 shares. The 1992 Warrants are adjusted when shares, warrants or options are issued below market value or below the exercise price of the 1992 Warrants. The adjustment primarily was the result of the issuance of the Debentures in the 1993 Private Placement with a conversion price below the exercise price of the 1992 Warrants.

     The Company has been in breach of certain covenants contained in the Debenture Agreement, relating to the failure to comply with certain financial covenants and notice requirements contained in the Debenture Agreement. The Company currently is negotiating with the Debentureholders to obtain a waiver of these defaults and to amend certain provisions of the Debenture Agreement and related agreements. There can be no assurances that the Company will successfully obtain such a waiver and amendment. If the Company fails to do so, there can be no assurances that the Debentureholders will not exercise remedies available to them, including declaring an event of default and accelerating the entire amount of the indebtedness under the Debentures.

PRODUCT LIABILITY

     Claims paid by aircraft and aircraft parts manufacturers have risen dramatically in the past 10 years; however, no lawsuit has ever been filed against the Company based upon a products liability theory. The Company is not aware of a corresponding increase in claims against businesses similar to the Company which sell but do not manufacture new and used aircraft parts. The Company maintains liability insurance in the amount of $50 million. In addition, the Company's policy is to require lessees of its aircraft to maintain liability insurance covering the Company as an additional insured. Nevertheless, there can be no assurances that such insurance will be adequate to protect the Company in the event a claim is brought against the Company.

COMPETITION

     The Company competes with several other companies, none of which accounts for a significant amount of the spare parts market for narrow-bodied aircraft. Customers in need of aircraft parts have access, through computer-generated inventory catalogues, to a broad array of suppliers including major aircraft manufacturers, airlines and aircraft service companies, many of which have greater financial resources and some of which have larger inventories and more established reputations than the Company. The Company has established relationships with many domestic and foreign aircraft operators and maintains such relationships by having the necessary parts available and by delivering such parts in a timely manner.

     The dominant companies in the aircraft parts aftermarket are AAR Corp., Aviation Sales (a division of Ryder Systems) and Banner Aerospace. These companies are larger than IASG and have more substantial financial resources; however, their focus to date has not been to supply parts for DC-8 and DC-9 aircraft.

EMPLOYEES

     As of December 15, 1994, the IASG had approximately 29 employees. Of these, three are executive officers, eight are sales personnel, 12 are accounting, finance, data processing, and administrative personnel, and the remainder are warehouse and inventory personnel. As of December 15, 1994, IASC employed 56 people at its facilities in Sherman, Texas and five employees work at Brent in Sherman, Texas. Of the IASC employees, one is an executive officer, eight are accounting, finance, data processing and administrative personnel, eight are warehouse and inventory personnel and 39 are mechanical and repair personnel. The Company is not a party to any collective bargaining agreement. The Company believes its relations with its employees are good.

     ITEM 3.   LEGAL PROCEEDINGS.

     In February 1991, Admark International, Ltd. ("Admark") brought suit in the Dade County Circuit Court (Case No. 91-08435 (07)) against the Company for the payment of spare parts brokerage commissions of approximately $600,000 plus interest from 1989. Admark is a Bangladesh corporation alleging that the Company owes it a commission based upon an alleged joint venture between the Company and Norvalle Trading Co., a United Kingdom corporation. Admark initially filed suit in Bangladesh against Norvalle, but that action was dismissed and the dismissal affirmed on appeal. The Company filed a motion for summary judgement in this action, maintaining that this cause of action is the same as that finally determined in Bangladesh. However, on October 14, 1994, the jury returned a verdict in favor of Admark for $500,000 in commission and approximately $335,000 in pre-judgment interest. The Company has filed motions for a judgment notwithstanding the verdict, for a new trial, and for remittitur seeking a reduction of the damages awarded. If the judgment is upheld, it will constitute a default by the Company under the terms of the Senior Notes purchase agreement.

     In July 1993, Viglass Aviation ("Viglass") filed a complaint against the Company in the Circuit Court of the 11th Judicial Circuit in and for Dade County, Florida (Case No. 93-14256CA20), claiming that Viglass was entitled to payment of $681,750 under a commission agreement with the Company relating to the sale of certain aircraft to one of the Company's significant customers. The Company disputes this claim, maintaining that the sale occurred outside the provisions of the commission agreement. The Company filed a motion to hold the plaintiffs in contempt for failure to comply with discovery demands. This motion remains in abeyance pending settlement negotiations between the parties.

     On February 28, 1994, a class action complaint entitled Ullman et al. v. International Airline Support Group, Inc., et al., was filed in the United States District Court for the Southern District of Florida (Case No. 94-0379) alleging certain actionable misrepresentations and non-disclosures by the Company under the federal securities laws, as well as claims for common law fraud and breach of fiduciary duty. In addition to the Company, named defendants include the Company's independent public accountants, Grant Thornton, as well as the following officers and directors of the Company:
Richard R. Wellman, Alexius A. Dyer, III, Kyle R. Kirkland, E. James Mueller and Lynda Wellman. The plaintiffs seek unspecified damages. By stipulation of the parties, on July 5, 1994 the court granted motions to dismiss filed on behalf of IASG and the other defendants, and further ordered that the plaintiffs had thirty (30) days in which to file an amended complaint. On August 3, 1994, the plaintiffs filed an amended complaint, which again does not specify the amount of damages sought. Motions to dismiss were filed on behalf of all defendants on September 30, 1994. In response to the motions to dismiss, the plaintiffs filed a second amended complaint. The defendants intend to respond by filing new motions to dismiss. The Company does not believe that these claims have merit and intends to continue to defend them vigorously.

     In June 1994, Symix Computer Systems, Inc. ("Symix") filed a complaint against the Company and its wholly owned subsidiary, International Airline Service Center, Inc. ("IASC") for non-payment of invoices for the purchase of computer software and services provided to IASC in the amount of $46,944.86, plus interest, costs incurred and reasonable attorneys fees. In December 1994, the parties settled this litigation with the Company agreeing to pay $22,300 in three monthly installments to Symix.

     In August 1994, Phase II brought suit in the Dade County Circuit Court (Case No. 94-15972 CA9) against the Company alleging that the Company is obligated to Phase II for the payment of commissions allegedly owed for the sale of aircraft. Phase II seeks damages in an unspecified amount. In October 1994, Phase II filed a motion for summary judgment. In December 1994, the Company agreed to pay Phase II $75,000 in settlement of this matter.

     The Company is subject to other legal proceedings and claims which have arisen in the ordinary course of its business and which have not been finally adjudicated. The actions, when ultimately concluded and determined, will not, in the opinion of management, have a material adverse affect upon the financial position of the Company.

                                     PART II

ITEM 6.   SELECTED FINANCIAL DATA.

     The selected consolidated financial data presented below for, and as of the end of, each of the fiscal years in the five year period ended May 31, 1994 have been derived from the Company's consolidated financial statements. The consolidated financial statements of the Company for the fiscal years ended May 31, 1994, 1993 and 1992 were audited by Grant Thornton, independent certified public accountants. The consolidated financial statements of the

Company for the fiscal years ended May 31, 1991 and 1990 were audited by Wachsman, Rappaport and Fink, P.A., independent certified public accountants. The consolidated financial statements for the Company as of May 31, 1994 and 1993 and for the three-year period ended May 31, 1994 and the accountants' reports thereon are included in Item 8 of this Form 10-K.


                                                  Fiscal Year Ended May 31,
                                            (In thousands, except per share data)
                                       ------------------------------------------------
                                         1990      1991      1992      1993      1994
                                         ----      ----      ----      ----      ----
EARNINGS STATEMENT DATA:
Revenues
  Net sales. . . . . . . . . . . . . .  $10,067   $21,521   $26,526   $32,031   $17,272
  Lease revenue. . . . . . . . . . . .        -         -         -     1,473     1,986
  Other revenue. . . . . . . . . . . .       62        55        94        66        88
                                       --------  --------  --------  --------  --------
     Total revenues. . . . . . . . . .   10,129    21,576    26,620    33,570    19,346
Costs and Expenses
  Cost of sales. . . . . . . . . . . .    6,913    14,920    16,310    21,493    22,327
  Selling general and
  administrative expenses. . . . . . .    1,966     3,230     5,281     6,469     8,839
  Provision for doubtful accounts. . .       75       517       374       493     1,488
  Interest expense . . . . . . . . . .      164       513       871     2,163     2,607
  Depreciation and amortization. . . .       94       164       201     1,406     3,150
                                       --------  --------  --------  --------  --------

     Total costs and expenses. . . . .    9,212    19,344    23,037    32,024    38,411
Earnings (loss) before income taxes,
equity in earnings (loss) of joint
venture and extraordinary item . . . .      917     2,232     3,583     1,546   (19,065)
Provision for income taxes (benefit) .      363       941     1,370       510    (2,475)
  Equity in earnings (loss) of joint
  venture. . . . . . . . . . . . . . .        -       121      (229)      (59)     (423)
Extraordinary loss on extinguishment
of debt. . . . . . . . . . . . . . . .        -         -         -         -      (363)
                                       --------  --------  --------  --------  --------
  Net earnings (loss). . . . . . . . .     $554    $1,412    $1,984      $977  $(17,376)
                                       ========  ========  ========  ========  ========
Earnings (loss) per common share
before extraordinary items . . . . . .      .20       .37       .52       .24     (4.21)
Extraordinary item . . . . . . . . . .        -         -         -         -      (.09)
                                       --------  --------  --------  --------  --------
Earnings (loss) per common share . . .    $0.20     $0.37     $0.52     $0.24    $(4.30)
                                       ========  ========  ========  ========  ========
Weighted average number of common
shares outstanding . . . . . . . . . .    2,807     3,825     3,850     3,997     4,042


                                                           At May 31
                                        -----------------------------------------------
                                          1990      1991      1992     1993      1994
                                          ----      ----      ----     ----      ----
BALANCE SHEET DATA:
Working capital (deficit). . . . . . .   $2,683    $1,748    $2,938   $17,087  $(18,312)
Total assets . . . . . . . . . . . . .    7,924    14,319    20,303    35,709    25,553
Short-term debt. . . . . . . . . . . .    3,004     4,863     7,296     4,905     3,531
Long-term debt in technical
  default classified as current. . . .        -         -         -         -    22,157
Long-term debt . . . . . . . . . . . .       73        57       309   (18,579)      485
Stockholders equity (deficit). . . . .    3,117     4,529     7,081     8,173    (9,088)


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     INTRODUCTION. From 1990 through 1993 the Company experienced rapid revenue growth. In fiscal 1994, the Company's revenues declined significantly due to weak market conditions and a large decline in sales to a key customer as discussed below in "Results of Operations." The Company believes that the weakness in the market during fiscal 1994 was attributable to factors affecting the airline industry as a whole. These factors included overcapacity on many routes and intense fare competition and the continuation of a recession in many parts of the world, which reduced demand for air-freight. The Company believes that many airlines deferred aircraft purchases and maintenance due to pressures to control costs during this period. In addition, market conditions caused a number of carriers to take aircraft out of service, resulting in more than 1,000 aircraft being in storage at the end of fiscal 1994. At the same time, the Company's margins declined due to weak demand for aircraft supplies in the marketplace which reduced prices. Margins were also adversely affected by certain unprofitable sales contracts and inventory charges. In addition, selling, general and administrative expenses increased significantly due to the start-up costs and the operations of IASC, as well as a large legal judgment against the Company.

     In order to reduce costs, the Company implemented a restructuring program in the third quarter of fiscal 1994. The restructuring program included the termination of the Company's President, the resignation of the Chief Financial Officer and an overall 55% reduction in personnel. The restructuring program also included a $2.2 million charge for fixed asset sales and certain severance pay. The Company also charged $3.1 million and $2.0 million to cost of sales to reflect the decreased carrying value of certain inventory and changes in sales estimates and related inventory values, respectively. In addition to the restructuring program, in the fourth quarter of fiscal 1994, the Company charged to cost of sales an additional write- down of certain aircraft by $2.4 million to reflect anticipated realizability upon sale of such aircraft.

     The above factors resulted in a large operating loss, and the Company's net worth declined significantly. In July 1994, the Nasdaq Qualifications Committee delisted the Company's securities from quotation on the Nasdaq-National Market due to the Company's failure to satisfy Nasdaq's continuing net worth requirements. In addition, the Company continues to be in default under its Senior Notes and Debentures as a result of its failure to comply with certain financial and other covenants and to make timely payments thereunder.

     The Company currently is negotiating with the Senior Noteholders and the Debenture holders to obtain waivers of these defaults and to amend certain provisions of the Senior Note Agreement, the Debenture Agreement and related agreements. There can be no assurances that the Company will successfully obtain such waivers and amendments. If the Company fails to do so, there can be no assurances that the Senior Noteholders and/or the Debenture holders will not exercise remedies available to them, including declaring an event of default and accelerating the entire amount of the indebtedness under the Senior Notes and/or the Debenture Agreement.

     Going forward, the Company has determined to return its focus toward its
traditional parting and inventory business.   Although the market for used
aircraft and parts was weak during fiscal 1994, the number of inquiries received by the Company's marketing personnel has been increasing, indicating that demand is improving. The Company has taken steps to reduce its costs, and intends to continue cutting costs, including the disposition of IASC and PATS, the possible disposition of Brent and further personnel reductions. The cost reductions effected to date include a 55% reduction in personnel, which the Company estimates will reduce operating costs by approximately $800,000, in future fiscal years. The Company also estimates that the personnel cuts will reduce its insurance and travel and entertainment expenses by approximately $400,000 in future fiscal years. The Company is continuing to evaluate additional cost-cutting measures. The Company is hopeful that these measures will enable it to improve its operating results and increase its financial net worth; however, there can be no assurance that this can be achieved.

     INVENTORY ACCOUNTING. The Company believes that its inventory accounting procedures are integral to a complete understanding of the Company's operations. Inventories are primarily valued at the lower of cost or market. The cost of aircraft spare parts purchased in lots, as opposed to whole aircraft purchases, is determined on a specific identification basis. As of May 31, 1994, such parts represented 72% of the inventory cost value.

     The cost of parts acquired through whole aircraft purchases is assigned to the pool of parts (the aircraft) based on the purchase price of the aircraft. As parts are sold from the pool, the amount of cost amortized is based upon the relationship of the cost basis of the pool to the estimated sales value of the pool. As parts sales take place, the costs are charged to cost of sales based on the estimated cost of sales percentage. As of May 31, 1994, such parts represented 28% of the inventory cost value.

     The revenue estimates for the pool of parts (the aircraft) is determined by management based upon the individual sales values of all the parts in the pool. The revenue estimates are then projected by quarter over a five-year period beginning with the date in which management determines the aircraft is to be parted out. Management continually monitors its initial estimates and may make appropriate adjustments if warranted by market conditions. If the actual revenue exceeds the quarterly estimates, no amortization adjustment is required. The amortization schedule is set up to write the pool of parts to zero over a five-year period even though there may be parts in the pool remaining for future sale after such period.

     GENERAL FINANCIAL INFORMATION. The following table sets forth percentage relationships of expense items to total revenues for the periods indicated:

                                                   Percentage of Total Revenues
                                                       Years ended May 31,
                                                       ------------------

                                                      1992      1993      1994
                                                      ----      ----      ----
     Total revenues                                  100.0%    100.0%    100.0%
     Cost of goods sold                               61.3      64.0     115.4
     Selling, general and administrative expenses     19.8      19.3      45.7
     Provision for bad debts                           1.4       1.5       7.7
     Interest expense                                  3.3       6.4      13.5
     Depreciation and amortization expense             0.8       4.2      16.3
     Operating earnings                               13.5       4.6     (98.6)
     Income tax expense (benefit)                      5.1       1.5     (12.8)
     Joint venture (loss) income                      (0.9)     (0.2)     (2.2)
     Extraordinary loss                                 --        --      (1.9)
                                                     -----     -----     -----
     Net earnings                                     7.5%      2.9%     (89.8)%
                                                     =====     =====     =====

RESULTS OF OPERATIONS

     FISCAL 1994 COMPARED WITH FISCAL 1993.

     Total revenues for the fiscal year ended May 31, 1994 ("fiscal 1994") decreased 42% from total revenues for fiscal year ended May 31, 1993 ("fiscal 1993"), to $19.3 million from $33.5 million. The decrease in total revenues is primarily attributable to a 72% decrease in aircraft sales, from $14.9 million in fiscal 1993 to $4.1 million in fiscal 1994. The reduction in aircraft sales from fiscal 1993 to fiscal 1994 is based on several factors, including the Company's weak cash position, which decreased the Company's ability to purchase aircraft and inventory for resale, and overall weakness in the market for used aircraft and parts. The decrease in total revenues is also attributable to a reduction in parts and engine sales to Transafrik, a cargo carrier operating in Africa. Parts and engine sales to Transafrik decreased 75% from $6.0 million in fiscal 1993 to $1.5 million in fiscal 1994. During fiscal 1994 Transafrik underwent a change in ownership and made other significant management and operational changes, including a down-sizing of its fleet and certain changes in fleet mix. Transafrik is headquartered in Angola. The Company has experienced difficulty in obtaining current information regarding Transafrik due to conditions prevailing in Angola, namely the on-again, off-again civil war and the existence of a Marxist government. In addition, the Company experienced a number of changes in senior management during the first half of calendar 1994. The Company's Chief Financial Officer resigned in early February, 1994. The Company's President, who was the Company's primary contact with Transafrik, was terminated not long thereafter. Due to such management changes, it is difficult to say with certainty when the Company became aware of the circumstances that the Company believes resulted in a loss of business from Transafrik. The Company believes that it disclosed the circumstances as soon as practicable following the Company's current senior management becoming aware of them.

     The Company's decrease in total revenues was in small part offset by an increase in lease revenue of $.5 million, from $1.5 million in fiscal 1993 to $2.0 million in fiscal 1994.

     Cost of sales increased 3.9% from $21.5 million in fiscal 1993 to $22.3 million in fiscal 1994, while cost of sales as a percentage of total revenues increased to 115.4% in fiscal 1994 from 64% in fiscal 1993. The increase in cost of sales from fiscal 1993 to fiscal 1994 is a result of several factors, including lower profits realized on aircraft sales due to weak market conditions, and charges of $3.1 million and $2.0 million for decreasing the carrying value of certain inventory due to continuing poor market conditions and changes in sales estimates and related inventory values. These write-downs included parts costed under both the specific identification method and the pooling method. The write-downs were due to a change in emphasis of sales from certain older product lines, including DC-8 and other parts, and a close examination of the realizability of asset values in light of weak market conditions. In connection with the write-downs of inventory, the amount of cost being amortized upon the sale of inventory accounted for under the pooling method has been increased based on management's evaluation of the adjusted cost basis of the pool to the estimated sales value of the pool.

     As a result of weak demand in the marketplace and the Company's need to increase its liquidity to meet its obligations as they become due, the Company recorded to cost of sales a $2.1 million charge for losses from the sale or loss of aircraft. This charge related primarily to one 727 sold in April 1994 to its lessee at an amount substantially below cost to raise cash, and another 727 that was written off entirely because the Nigerian lessee defaulted under the lease and it was doubtful that the Company could recover possession of the aircraft through a lawsuit which it has instituted in Nigeria.

     In addition, during the fourth quarter, the Company accrued to cost of sales a charge of $2.4 million for three (3) McDonnell Douglas DC-9-15F aircraft to reflect net realizability of the aircraft. The unanticipated cost of overhauling these aircraft for delivery eliminated the economic benefit that the Company had negotiated under their sales contract. One of these aircraft was sold in June 1994, another was sold in early October 1994, and the third aircraft was sold in November 1994.

     Selling, general and administrative expense ("SG&A") for fiscal 1994 increased 36.6% to $8.8 million from $6.5 million for fiscal 1993. As a percentage of revenues, SG&A expense increased from 19.3% during fiscal 1993 to 45.7% during fiscal 1994. The increase in aggregate SG&A expense as a percentage of revenues was primarily due to a 42% decrease in revenues without a corresponding decrease in aggregate SG&A expense. The Company incurred substantial expenses related to settlement of litigation (including a charge of $825,000 in connection with an unfavorable judgment arising from a lawsuit relating to commissions owed on the sale of an aircraft in 1989), severance payments and other charges.

     Provision for doubtful accounts for fiscal 1994 increased 202% to $1.4 million for fiscal 1994, from $.5 million in fiscal 1993. During the third quarter, the Company wrote off $.9 million of accounts receivable which were determined to be uncollectible, and reserved additional funds for accounts that may not be collectible. The Company has legal and collection proceedings against some of these accounts.

     Interest expense for fiscal 1994 totaled $2.6 million compared with $2.2 million for fiscal 1993. The increase in interest expense was the result of the 1992 Private Placement of the Senior Notes and the 1993 Private Placement of the Debentures.

     Depreciation and amortization expense for fiscal 1994 increased from $1.4 million in fiscal 1993 to $3.2 million in fiscal 1994. The increase in depreciation expense for fiscal 1994 of $1.8 million over fiscal 1993 was primarily attributable to the depreciation costs associated with the higher volume of aircraft leased by the Company to third parties and higher overhaul costs incurred relating to the aircraft placed on lease. In addition, depreciation of property and equipment increased by approximately $300,000 in connection with the operation of the maintenance facility in Texas.

     The Company is monitoring and evaluating all of its operations to identify further cost reductions, including consolidations, reductions, and elimination of various operations.

     Extraordinary loss on the extinguishment of debt of $363,000 in fiscal 1994 is net of tax and consists of a 6% prepayment penalty and write-off of deferred debt issuance costs in connection with the early retirement of a portion of the Company's 12% Senior Secured Notes.

     Equity in loss of joint venture was $423,000 in fiscal 1994 compared to $59,000 in fiscal 1993. The 1994 amount includes the Company's share of the joint venture operating losses of $280,000 and a loss of $143,000 upon dissolution of the venture. The fiscal 1993 amount consisted of the Company's share of that joint venture's operating losses.

     In August 1993, the Company entered into a management agreement with a domestic corporation in Mojave, California for a period of four months from September 1, 1993 to December 31, 1993. Pursuant to this agreement, the Company engaged in selling the parts of part-out consignment aircraft from various parties. During the contract period, the Company incurred a net loss of $47,906 related to these services. The domestic corporation with which the Company entered the management arrangement was not affiliated with the Company. Pursuant to the management arrangement the Company received commissions based on sales of consigned parts. The Company's expenses of providing the management services, consisting principally of personnel costs, exceeded the Company's revenue from the contract. Therefore, the Company elected not to renew the management arrangement after the expiration of the initial four-month term.

     The net loss for fiscal 1994 was $17.3 million, or $(4.30) per share, representing a decrease from net earnings of $1.0 million or $.24 per share for fiscal 1993. For fiscal 1994, IASC incurred losses of $1.9 million or $(.48) per share of the Company's Common Stock.

     FISCAL 1993 COMPARED WITH FISCAL 1992.

     Total revenues for fiscal 1993 increased 26.3% over total revenues for fiscal year ended May 31, 1992 ("fiscal 1992"), to $33.6 million from $26.6 million. The increase in sales was mainly attributable to an increase in aircraft sales. The Company sold $11.5 million in aircraft during fiscal 1993 compared to $4.7 million during fiscal 1992. The Company's cost of sales as a percentage of total revenues increased from 61.2% to 64.0% in fiscal 1993, primarily as a result of the increase in aircraft sales which were at a higher cost of sales percentage.

     SG&A for fiscal 1993 increased 22.5% to $6.5 million from $5.3 million for fiscal 1992. As a percentage of total revenues, SG&A decreased from 19.8% during fiscal 1992 to 19.3% during fiscal 1993. The increase in the aggregate SG&A expense was primarily due to an $0.8 million increase in payroll expense resulting from the addition of management and warehouse personnel to accommodate the Company's overall growth. The Company also incurred expenses related to settlement of litigation and other one time charges totalling approximately $0.4 million.

     Interest expense for fiscal 1993 totaled $2.2 million, compared with $0.9 million for fiscal 1992. The increase in interest expense was the result of the 1992 Private Placement of the Senior Notes. The proceeds of 1992 Private Placement were used to pay down notes payable and to acquire inventory to expand the Company's overall growth.

     Depreciation and amortization expense for fiscal 1993 increased from $0.2 million in fiscal 1992 to $1.4 million in fiscal 1993. The increase was primarily attributable to the depreciation costs associated with the aircraft leased by the Company to third parties. The increase in debt amortization expense in fiscal 1993 of $0.3 million was the result of the 1992 Private Placement.

     Net earnings for fiscal 1993 were $1.0 million, or $0.24 per share, a decrease of 50.7% compared to net earnings of $2.0 million, or $0.52 per share, for fiscal 1992.

LIQUIDITY AND CAPITAL RESOURCES

     At May 31, 1994, the Company had a working capital deficit of $18.3 million and a current ratio of .46 to 1.0, compared to working capital of $17.1 million and a current ratio of 3.0 to 1.0 at May 31, 1993. The decrease in working capital and current ratio was principally due to the current maturity of long-term debt due on the Company's Senior Notes and the Debentures of $14.5 million and $10 million, respectively, which amounts are classified as current liabilities as a result of the Company's default on certain financial covenants relating to those instruments. The Company is attempting to restructure the principal payment schedule of the Senior Notes, but there can be no assurances that it will succeed in so doing.

     The decrease in current ratio from fiscal 1993 to fiscal 1994 is also due in part to a reduction in cash, from $511,000 at fiscal 1993 year end to $88,000 at fiscal 1994 year end, which is attributable primarily to net cash used in operating activities; a decrease in inventories from $18.6 million at fiscal 1993 year end to $8.7 million at fiscal 1994 year end, resulting from the Company's reduced liquidity and write-downs of $2.4 million and $5.1 million of certain aircraft and aircraft parts, respectively, as discussed previously; a reduction in other current assets from $1.1 million in fiscal 1993 to $162,000 in fiscal 1994 (the Company had in place at May 31, 1993 a $1 million irrevocable letter of credit with Northwest Airlines, Inc. in connection with an aircraft purchase agreement which was subsequently consummated during fiscal 1994); and an increase in accounts payable and accrued expenses from $3.5 million at fiscal 1993 year end to $8.1 million at fiscal 1994 year end, resulting from the Company's reduced liquidity and the incurring of additional accrued expenses in connection with the Company's maintenance facility in Texas.

     In the second quarter of fiscal 1994, the Company completed a financing lease for up to $1.25 million. The proceeds were used to fund the capital requirements for IASC's maintenance facility. As of May 31, 1994, the
Company had borrowed $1.1 million against this financing lease.    Aircraft
held for lease increased from $4.8 million to $7.2 million in fiscal 1994. This resulted in an increase of $2.4 million in assets related to aircraft held for lease. These aircraft were previously held in inventory.

     Although the Company has no present plans or commitments for any significant capital improvements or additions that would impact cash flows from investing activities, the Company has required, and will continue to require, additional financing to acquire inventory in order to maintain its operations. The 1992 and 1993 Private Placements and other borrowings have resulted in significant debt service obligations for the Company. Current negotiations between the Company and the holders of its Senior Notes and Debentures may reduce the impact of debt repayments on cash flows from investing activity; however, there can be no assurance that such negotiations will be successfully concluded. Management believes that the Company will have to obtain additional financing or liquidate inventories in order to meet its future obligations. If the Company is unable to restructure its existing debt and/or obtain such financing, cash flow from the sale of inventory at current levels will be insufficient to meet the Company's obligations as they become due. If the Company remains in default under the terms of the Senior Notes and Debentures agreements, the holders could accelerate the debt under such instruments, resulting in principal exceeding $24 million becoming immediately payable, which the Company would have no ability to satisfy. The foregoing circumstances could require the Company to cease operations or seek protection from its creditors through judicial reorganization proceedings.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                        FINANCIAL STATEMENTS AND REPORT
                           OF INDEPENDENT CERTIFIED
                              PUBLIC ACCOUNTANTS

                        INTERNATIONAL AIRLINE SUPPORT
                        GROUP, INC. AND SUBSIDIARIES

                         MAY 31, 1994, 1993 AND 1992

                       REPORT OF INDEPENDENT CERTIFIED
                            PUBLIC ACCOUNTANTS


The Board of Directors and Stockholders
International Airline Support Group, Inc.

We have audited the accompanying consolidated balance sheets of International Airline Support Group, Inc. and Subsidiaries as of May 31, 1994 and 1993, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended May 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, present fairly, in all material respects, the consolidated financial position of International Airline Support Group, Inc. and Subsidiaries as of May 31, 1994 and 1993 and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended May 31, 1994, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B, the Company has incurred significant operating losses and the Company is in default of various debt covenants which could result in the lenders demanding payment under the Company's long-term debt agreements, raising substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Miami, Florida
August 24, 1994 (except for Note R, as to which the date is November 16, 1994)

           INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS

                            MAY 31, 1994 AND 1993



                                   ASSETS

                                                                     1994                     1993
                                                                 -----------               -----------
Current assets
  Cash                                                           $    95,790               $   510,942
  Restricted cash (Note D) -                                                                   356,115
  Accounts receivable, net of allowance for doubtful accounts
    of $940,000 in 1994 and $450,000 in 1993                       3,817,023                 3,733,915
  Notes receivable (Note A)                                        1,120,000                   840,000
  Income tax refund receivable - designated (Notes E and G)        1,930,000                        -
  Inventories (Notes A, C and E)                                   8,719,774                18,620,918
  Deferred tax benefit - current, net of valuation allowance
    of $2,190,000 in 1994 and $0 in 1993 (Note G)                         -                    454,000
  Other current assets                                               162,055                 1,143,612
                                                                 -----------               -----------
        Total current assets                                      15,844,642                25,659,502

Property and equipment (Notes A and F)
  Land                                                               330,457                   330,457
  Aircraft held for lease                                          7,227,835                 4,759,200
  Building and leasehold improvements                                789,340                   865,983
  Machinery and equipment                                          2,191,999                 1,065,320
                                                                 -----------               -----------
                                                                  10,539,631                 7,020,960
  Less accumulated depreciation                                    2,233,680                 1,507,272
                                                                 -----------               -----------
                                                                   8,305,951                 5,513,688
                                                                 -----------               -----------
Other assets
  Notes receivable (Note A)                                               -                  1,080,000
  Investment in joint venture (Note K)                                    -                  2,507,792
  Deferred debt costs, net (Note A)                                1,224,401                   883,075
  Deferred tax benefit, net of valuation allowance of
    $3,095,000 in 1994 and $0 in 1993 (Note G)                            -                         -
  Deposits and other assets                                          178,322                    65,323
                                                                 -----------               -----------
                                                                   1,402,723                 4,536,190
                                                                 -----------               -----------
                                                                 $25,553,316               $35,709,380
                                                                 ===========               ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
  Notes payable (Note D)                                         $        -                $ 4,504,335
  Current maturities of long-term obligations (Note E)             3,531,228                   400,682
  Long-term obligations in technical default
    classified as current (Notes B and E)                         22,156,720                        -
  Bank overdrafts                                                    410,570                        -
  Accounts payable                                                 4,086,998                 1,115,253
  Accrued expenses (Note R)                                        3,970,840                 2,340,219
  Income taxes payable                                                    -                    211,666
                                                                 -----------               -----------
      Total current liabilities                                   34,156,356                 8,572,195

Long-term obligations, less current maturities (Notes B and E)       485,020                18,578,877

Deferred income taxes (Note G)                                            -                    385,000

Commitments and contingencies (Notes F, N and O)                          -                         -

Stockholders' equity (deficit) (Notes H and I)
  Preferred Stock - $.001 par value, authorized 500,000 shares;
    0 shares outstanding in 1994 and 1993.                                -                         -
  Common stock - $.001 par value; authorized 20,000,000
    shares; issued and outstanding 4,041,779 and 4,009,112
    shares in 1994 and 1993, respectively.                             4,042                     4,009
  Additional paid-in capital                                       2,654,332                 2,540,030
  Retained earnings (deficit)                                    (11,746,434)                5,629,269
                                                                 -----------               -----------
      Total stockholders' equity (deficit)                        (9,088,060)                8,173,308
                                                                 -----------               -----------
                                                                 $25,553,316               $35,709,380
                                                                 ===========               ===========


The accompanying notes are an integral part of these sttements.

           INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    YEARS ENDED MAY 31, 1994, 1993 AND 1992



                                                                            1994            1993            1992
                                                                        ------------     -----------     -----------
Revenues
  Net sales                                                             $ 17,271,747     $32,031,596     $26,526,713
  Lease revenue                                                            1,986,450       1,473,038              -
  Other revenue                                                               87,600          65,828          93,662
                                                                        ------------     -----------     -----------
       Total revenues                                                     19,345,797      33,570,462      26,620,375

Costs and expenses
  Cost of sales (Note Q)                                                  22,326,370      21,493,792      16,310,678
  Selling, general and administrative expenses (Notes Q and R)             8,838,828       6,469,160       5,281,358
  Provision for doubtful accounts                                          1,487,969         493,234         373,557
  Interest expense                                                         2,607,210       2,162,994         870,898
  Depreciation and amortization                                            3,150,062       1,405,720         201,251
                                                                        ------------     -----------     -----------
      Total costs and expenses                                            38,410,439      32,024,900      23,037,742
                                                                        ------------     -----------     -----------
      Earnings (loss) before income taxes, equity in
      loss of joint venture and extraordinary item                       (19,064,642)      1,545,562       3,582,633

Provision for income taxes (benefit) (Note G)                             (2,475,185)        510,000       1,370,000
                                                                        ------------     -----------     -----------
      Earnings (loss) before equity in loss
      of joint venture and extraordinary item                            (16,589,457)      1,035,562       2,212,633

Equity in loss of joint venture (Note K)                                    (423,224)        (58,543)       (229,000)
                                                                        ------------     -----------     -----------

      Earnings (loss) before extraordinary item                          (17,012,681)        977,019       1,983,633

Extraordinary loss on the extinguishment of debt (Note E)                   (363,022)             -               -
                                                                        ------------     -----------     -----------
Net earnings (loss)                                                     $(17,375,703)    $   977,019     $ 1,983,633
                                                                        ============     ===========     ===========

Per share data (Note A):

  Weighted average shares                                                  4,041,779       3,997,458       3,849,852
                                                                        ============     ===========     ===========

  Earnings (loss) per common share
    and common equivalent shares
      Earnings (loss) before extraordinary item                              $ (4.21)         $  .24          $  .52
      Extraordinary item                                                        (.09)             -               -
                                                                             -------          ------          ------
        Net earnings (loss)                                                  $ (4.30)         $  .24          $  .52
                                                                             =======          ======          ======


The accompanying notes are an integral part of these statements.

           INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                   YEARS ENDED MAY 31, 1994, 1993 AND 1992


                                                  Common Stock
                                             ------------------------        Additional          Retained
                                             Number of         Par             Paid-In           Earnings
                                              Shares          Value            Capital           (Deficit)            Total
                                             ---------        -------        -----------        ------------        -----------

Balance at June 1, 1991                      3,825,000        $ 3,825        $ 1,856,668        $  2,668,617        $ 4,529,110

Issuance of common stock                       149,112            149            430,911                  -             431,060

Tax benefit from exercise of
  warrants (Note G)                                 -              -             137,000                  -             137,000

Net earnings                                        -              -                  -            1,983,633          1,983,633
                                             ---------        -------        -----------        ------------        -----------
Balance at May 31, 1992                      3,974,112          3,974          2,424,579           4,652,250          7,080,803

Issuance of common stock                        35,000             35            115,451                  -             115,486

Net earnings                                        -              -                  -              977,019            977,019
                                             ---------        -------        -----------        ------------        -----------
Balance at May 31, 1993                      4,009,112          4,009          2,540,030           5,629,269          8,173,308

Issuance of common stock                        32,667             33            114,302                  -             114,335

Net loss                                            -              -                  -            7,375,703)       (17,375,703)
                                             ---------        -------        -----------        ------------        -----------

Balance at May 31, 1994                      4,041,779        $ 4,042        $ 2,654,332        $(11,746,434)       $(9,088,060)
                                             =========        =======        ===========        ============        ===========


The accompanying notes are an integral part of these statements.

         INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                 YEARS ENDED MAY 31, 1994, 1993 AND 1992


                                                                               1994               1993            1992
                                                                           -------------      -----------      -----------
Cash flows from operating activities:
  Net earnings (loss)                                                      $(17,375,703)      $   977,019      $ 1,983,633
  Adjustments to reconcile net earnings (loss) to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                                           3,150,062         1,405,720          201,251
      Deferred taxes                                                             69,000          (332,000)         388,000
      Legal expenses (Note L)                                                        -                 -           143,060
      Tax benefit of warrant exercise (Notes G and L)                                -                 -           137,000
      Equity in loss of joint venture                                           423,224            58,543          229,000
      (Increase) decrease in accounts receivable                                (83,108)          281,738         (163,206)
      Decrease (increase) in notes receivable                                   800,000        (1,920,000)              -
      (Increase) in income tax refund                                        (1,930,000)               -                -
      Decrease (increase) in inventories                                      8,243,147        (8,631,990)      (4,352,725)
      Decrease (increase) in other current assets                               981,557        (1,098,118)           9,237
      (Increase) in deferred debt costs                                        (341,326)       (1,237,980)              -
      Decrease (increase) in other assets                                      (112,999)           (9,026)           4,609
      Increase (decrease) in accounts payable
        and accrued expenses                                                  5,012,896           134,576         (158,151)
      (Decrease) increase in income taxes payable                              (211,666)       (1,788,676)         697,320
                                                                           -------------      -----------      -----------
          Total adjustments                                                   16,000,787      (13,137,213)      (2,864,605)
                                                                           -------------      -----------      -----------
          Net cash (used in) operating activities                             (1,374,916)     (12,160,194)        (880,972)

Cash flows from investing activities:
  Proceeds from maturity of restricted
    certificates of deposit                                                      356,115        1,350,000               -
  Purchase of restricted certificate of deposit                                       -          (350,000)              -
  Capital expenditures                                                        (3,635,919)      (1,960,700)        (686,134)
  Proceeds from sale of aircraft held for lease                                1,000,000               -                -
  Investments in joint ventures                                                       -            (5,000)              -
  Decrease (increase) in due from affiliates                                          -            25,445          (25,445)
                                                                           -------------      -----------      -----------
          Net cash (used in) investing activities                             (2,279,804)        (940,255)        (711,579)

Cash flows from financing activities:
  Net (payments) borrowings under line of credit                              (1,000,000)      (2,918,463)        (557,126)
  Proceeds from issuance of common stock                                              -           115,486          288,000
  Borrowings under notes and leases                                           10,000,000       19,515,783        3,358,825
  Repayments of debt obligations                                              (5,760,432)      (3,312,238)      (1,317,072)
                                                                           -------------      -----------      -----------
          Net cash provided by financing activities                            3,239,568       13,400,568        1,772,627
                                                                           -------------      -----------      -----------

Net (decrease) increase in cash                                                 (415,152)         300,119          180,076

Cash at beginning of period                                                      510,942          210,823           30,747
                                                                           -------------      -----------      -----------
Cash at end of period                                                      $      95,790      $   510,942      $   210,823
                                                                           =============      ===========      ===========
Supplemental disclosures of cash flow information (Note L):
  Cash paid during the year for:
    Interest                                                               $   2,736,233     $  1,843,630      $   642,419
                                                                           =============      ===========      ===========
    Income Taxes                                                           $          -      $  2,633,626      $   411,848
                                                                           =============      ===========      ===========


The accompanying notes are an integral part of these statements.

         INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       MAY 31, 1994, 1993 AND 1992


NOTE A - DESCRIPTION OF COMPANY BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

     International Airline Support Group, Inc. and Subsidiaries (the "Company") is primarily engaged in the sale of aircraft, aircraft parts, leasing of aircraft and related services. The Company's wholly-owned subsidiary, International Airline Service Center ("Service Center"), is a FAA certified repair facility for the performance of maintenance checks required by the FAA on narrow body aircraft. The Company's other wholly-owned subsidiary, Brent Aviation, Inc. d/b/a Custom Air Transport Service is engaged in the flight operation of cargo aircraft.

     a) CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation. Investments in nonconsolidated entities are reported on the equity method.

     b) CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

     c) INVENTORIES

     Inventories are stated at the lower of cost or market. The cost of aircraft parts is determined on a specific identification basis for those parts purchased in lots where specific identification is practical. For parts acquired through whole aircraft purchases, the costs are assigned to certain pools which are then amortized as part sales take place. The amortization is then based upon the actual sales, except in any periods where sales are lower than expected, the estimated sales per the initial sales projection are used (which has a maximum life of 5 years). The amount of cost amortized is based upon the gross profit percentage as calculated from the estimated sales value of the parts. The sales value estimates are monitored by management, and adjusted periodically as necessary.

     At May 31, 1994 and 1993, approximately 72% and 56% of the ending inventory has been costed under the specific identification method, and the remaining 28% and 44% are costed under the pooling method, respectively.

     d) PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost, less accumulated depreciation. Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated life utilizing straight-line and accelerated methods. Overhaul costs on aircraft held for lease are capitalized and depreciated over the estimated service life of the overhaul. For income tax purposes, accelerated methods of depreciation are generally used. Deferred income taxes are provided for the difference between depreciation expense for tax and financial reporting purposes.

     e) NOTES RECEIVABLE

     In fiscal 1993, the Company sold certain aircraft to an African airline in exchange for notes receivable totalling $2,590,000. The notes bear interest at a rate of 15% and require monthly payments of $70,000 until paid. Due to certain economic conditions in Nigeria, the Company is deferring the recognition of interest income on these notes until the collection of such interest is reasonably assured. The notes are collateralized by the aircraft sold.

         INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES

                       MAY 31, 1994, 1993 AND 1992


NOTE A - DESCRIPTION OF COMPANY BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
          - Continued

     e) NOTES RECEIVABLE - Continued

     In May 1993, the Financial Accounting Standards Board issued SFAS No.
     114, which relates to "Accounting for Creditors For Impairment of a Loan". This Statement, which is effective for fiscal years beginning after December 15, 1994, requires that impaired loans or notes receivable be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or fair value of the collateral. Management does not anticipate that the adoption of SFAS No. 114 will have a significant effect on the overall financial condition or operations of the Company. The Company intends to adopt SFAS No. 114 on June 1, 1996, as required.

     f) DEFERRED DEBT COSTS

     Deferred debt costs principally relate to the costs associated with obtaining the Company's Senior Secured Notes and Convertible Subordinated Debentures. These costs are being amortized using the interest method over the life of the respective debt issue. Accumulated amortization at May 31, 1994 and May 31, 1993 was approximately $802,000 and $282,000, respectively.

     g) EARNINGS PER SHARE

     Earnings per share is computed by dividing the net earnings (loss) by the weighted average number of common shares outstanding and common stock equivalents. Stock options and warrants are considered common stock equivalents unless their inclusion would be anti-dilutive. The Company's Convertible Subordinated Debentures are not considered common stock equivalents as their inclusion would be anti-dilutive and the effective yield on the securities exceeded 66-2/3 of the average Aa corporate bond rate at the time of issuance.

     h) REVENUE RECOGNITION

     Revenue is recognized when products are shipped to the customer. Revenue from the sale of aircraft is recognized when all consideration has been received and the buyer has taken delivery and acceptance of the aircraft.

     i) EMPLOYEE BENEFIT PLAN

     The Company established in fiscal 1992 a contributory 401(K) plan to which the Company makes certain matching contributions based upon the level of its employees' contributions. The amount charged to earnings in fiscal 1994, 1993 and 1992 were insignificant. The Company does not provide any health or other benefits to retirees.

     j) RECLASSIFICATIONS

     Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

         INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES

                       MAY 31, 1994, 1993 AND 1992


NOTE B - GOING CONCERN

     Primarily as a result of large net losses experienced in fiscal 1994, the Company has a significant deficit in working capital and stockholders' equity. Also, as discussed in Note N, a class-action complaint has been filed against the Company. Currently, the Company is in noncompliance with certain financial and other covenants under the loan agreements relating to the 12% Senior Secured Notes ("Notes"), issued July 1992, and the 8% Convertible Subordinated Debentures ("Debentures"), issued September 1993 (see Long-Term Obligations Note E) as well as the lease agreement relating to the assets acquired for the Service Center (See Leases Note F). The Notes are secured by substantially all the assets of the Company and the Debentures are subordinated to the rights of the Notes. The Company has worked with lenders for several months to restructure the existing senior debt, however, an agreement has not yet been reached.

     Excluding amounts scheduled to be repaid in fiscal 1995 under the terms of the agreements, $22,156,720 is subject to accelerated maturity and, as such, has been classified as a current liability in the Consolidated Balance Sheets at May 31, 1994. The Company is continuing discussions with these lenders in an effort to finalize a restructuring of the Notes and Debentures, including the modification of scheduled principal repayment amounts and dates. The Company believes that they will be able to restructure the debt and obtain waivers for their failure to meet the restrictive covenants. However, if the lenders were to accelerate maturity, the Company would not have sufficient funds to repay the debt obligations.

     As a result of the factors, there exists substantial doubt about the Company's ability to continue in existence. However, the Company has and will continue to take a number of cost-cutting steps to reduce its operating losses including the closing or sale of its Service Center, personnel reductions and the elimination of other costs.

NOTE C - INVENTORY

     Inventories at May 31, 1994 and 1993 consisted of the following:


                                                                     1994              1993
                                                                  -----------      ------------
          Aircraft parts                                          $ 5,624,922      $ 11,161,278
          Aircraft                                                  3,094,852         7,459,640
                                                                  -----------      ------------
                                                                  $ 8,719,774      $ 18,620,918
                                                                  ===========      ============

NOTE D - NOTES PAYABLE

     Notes payable at May 31, 1994 and 1993 consisted of the following:

                                                                     1994              1993
                                                                  -----------      ------------
          Note payable to a bank                                  $        -       $  1,000,000
          12% Unsecured note payable to a foreign corporation              -            910,000
          10% Note payable to a domestic corporation                       -          2,594,335
                                                                  -----------      ------------
                                                                  $        -       $  4,504,335
                                                                  ===========      ============


     In September 1993, the Company terminated its revolving loan agreement and repaid all notes payable to the bank and foreign corporation with the proceeds from the issuance of the Convertible Subordinated Debentures and the maturity of the restricted certificate of deposit which secured the line of credit.

     In August 1992, the Company executed, as a co-maker, a $2,900,000 promissory note. The note was due October 31, 1993, and was secured by a mortgage on the assets of the Company's 50% owned joint venture. In 1994, the Company agreed to a settlement with the lender for repayment of the unpaid principal balance, unpaid interest and certain other penalties. In full satisfaction of this obligation, the lender received title to the assets of the joint venture as well as $500,000 paid by the Company. (See Investment in Joint Venture Note K).

         INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES

                       MAY 31, 1994, 1993 AND 1992


NOTE E - LONG-TERM OBLIGATIONS

     Long-term obligations at May 31, 1994 and 1993 consisted of the following:

                                                                     1994              1993
                                                                  ------------     ------------

     12% Senior Secured Notes                                     $ 14,550,000      $ 18,000,000

     8% Convertible Subordinated Debentures                         10,000,000                -

     Note payable to a foreign bank                                         -            305,466

     Mortgage note payable to bank                                     481,580           507,740

     Notes payable due in equal monthly installments
       through March 1996, bearing interest at 9.5% to
       12-7/8% collateralized by equipment                              31,824            49,163

     Capitalized lease obligations (Note F)                          1,109,565           117,190
                                                                  ------------      ------------
                                                                    26,172,969        18,979,559
     Less: Current maturities and long-term obligations
             in technical default classified as current             25,687,949           400,682
                                                                  ------------      ------------
                                                                  $    485,020      $ 18,578,877
                                                                  ============      ============


     In July 1992, the Company issued $18.0 million of five (5) year 12% Senior Secured Notes ("Notes") due July 1997. In September of 1993, the note agreement was amended, to require a payment of $3,450,000 with the proceeds from the issuance of the Convertible Subordinated Debentures ("Debentures") and subsequent sinking fund payments of $3,233,333 in July 1994 and 1995 and $4,041,667 in July 1996 and 1997. In connection with this extinguishment, the Company recorded as an extraordinary item the loss on retirement of debt. Such costs include a 6% prepayment penalty as well as that portion of the deferred debt issuance costs associated with the Notes retired. The notes are secured by substantially all the assets of the Company. Warrants to purchase 1,093,528 shares of common stock were issued to the Noteholders at an exercise price of $5.375. The warrants have a five year term and carry restrictions regarding exercise and registration of the underlying shares. The security purchase agreement contains restrictive covenants requiring the Company to maintain a minimum net worth as well as certain financial ratios, restricts dividends and limits capital expenditures, indebtedness, liens, certain business activities and inventory purchases. The Company is in technical default of the loan agreement and is working to restructure the debt and obtain waivers from the bondholders for failure to meet the restrictive covenants. As part of these negotiations, the Company was granted verbal permission to extend the $3,233,333 principal payment due July 1994 to September 15, 1994. The Company has designated the use of the proceeds from the income tax refund receivable towards the next principal payment and expects the revised debt agreement to require the use of the proceeds for such purpose.

     In September 1993, the Company issued $10.0 million in Convertible Subordinated Debentures, due August 2003, through a private placement offering. The Debentures may be redeemed in whole or in part after August 1996, upon 30 days notice by the Company. The Debentures are convertible to the Company's common stock at a price of $4.00 per share (2,500,000 shares). The Debentures conversion options carry restrictions regarding conversion and registration of the underlying shares. The Debenture holders have certain demand and piggy-back registration rights on the underlying shares. The Debentures have a fixed annual interest rate of 8%, with such interest payable quarterly. The securities purchase agreement contains restrictive covenants requiring the Company to maintain a certain level of consolidated net worth and certain financial ratios related to interest expense coverage. The Company is in technical default of the loan agreement and is working to restructure the debt and obtain waivers from the bondholders for failure to meet the restrictive covenants.

         INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES

                       MAY 31, 1994, 1993 AND 1992


NOTE E - LONG-TERM OBLIGATIONS - Continued

     In September 1992, the Company entered into a promissory note and ortgage and security agreement with a bank. The promissory note is payable in equal monthly installments of $2,180 plus interest through September 1997 when the remaining balance is due. The note has an interest rate of 1% above the bank's prime rate. The note is secured by a first mortgage on the land and building in Miami, Florida. The land and building has a total cost of approximately $1,009,000. This property also has a junior mortgage filed by the Senior Secured Noteholders.

     The maturities of long-term obligations in each of the next five years subsequent to May 31, 1994 are as follows: 1995 -$3,531,229, 1996 -
     $3,490,219, 1997 - $4,313,649, 1998 -$4,687,518, 1999 - $150,354, and
     thereafter $10,000,000. As mentioned, the Company is in technical default under the terms of the securities purchase agreement for the 12% Senior Secured Notes, the 8% Convertible Subordinated Debentures as well as the capitalized lease agreement for the equipment utilized by the Service Center. If the holders were to demand repayment, $22,156,720, which is scheduled to be paid subsequent to May 31, 1995, would be due in fiscal 1995.

NOTE F - LEASES

     The Company conducts a portion of its operations utilizing leased equipment which has been capitalized. Substantially all of the fixed assets of the Service Center were acquired through a leasing arrangement which has been classified as a capitalized lease. The Company is a guarantor to this lease agreement, which contains restrictive covenants regarding the Company's minimum consolidated net worth. At May 31, 1994, the Company was in technical default of this covenant. The equipment and computer leases are non-cancelable and expire at various points in time through October 1998. Following is a schedule of future minimum rental payments under capital leases together with the present value of future minimum rentals as of May
     31, 1994.

     Year ended May 31, 1994                                     $1,331,102
     Amount representing interest                                    221,537
                                                                 -----------
     Present value of future minimum lease payments                1,109,565
     Current maturities and long-term obligations in
       technical default classified as current of capital
       lease obligations                                           1,095,549
                                                                  ----------
     Long term obligations under capital leases                   $   14,016
                                                                  ==========

     Capitalized equipment leases are accounted for and amortized as company-owned equipment. The following is a schedule of leased equipment under capital leases:


                                                                   5/31/94        5/31/93
                                                                  ----------      --------
     Equipment                                                    $1,412,904      $298,283
     Less: Accumulated amortization                                  482,051       226,563
                                                                  ----------      --------
                                                                  $  930,853      $ 71,720
                                                                  ==========      ========


     The Company leases warehouse and hangar facilities as well as certain equipment under long-term operating lease agreements which expire at varying times over the next five years. Rental expense under these leases for the years ended May 31, 1994, 1993 and 1992 was approximately $242,000, $203,000 and $142,000, respectively.

         INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES

                       MAY 31, 1994, 1993 AND 1992



NOTE F - LEASES - Continued

     Minimum payments on non-cancellable operating leases at May 31, 1994 are summarized as follows: 1995 - $147,000, 1996 -$147,000, 1997 - $147,000,
     1998 - $147,000, 1999 - $147,000, and thereafter $311,896.

     The Company leases aircraft to customers under various operating leases which expire at various points through November 1995. In addition to minimum base rentals, the lease agreements require additional rent based upon aircraft usage. Future minimum rentals at May 31, 1994, on non-cancellable leases are summarized as follows: 1995 - $1,948,500, and 1996 - $120,000. The net investment in aircraft held for or leased to customers was approximately $6,126,138 and $3,982,000 at May 31, 1994 and 1993, respectively.

NOTE G - INCOME TAXES

     The Company adopted SFAS No. 109 effective June 1, 1991. Adoption of SFAS No. 109 did not have a significant effect on the Company's financial position or results of operations in fiscal 1992 or on years prior to fiscal 1992. SFAS No. 109 requires the use of the liability method of accounting for income taxes. Deferred tax assets and liabilities are recorded based on the difference between the tax basis of assets and liabilities and their carrying amounts for financial reporting purposes. In addition, the current or deferred tax consequences of a transaction are measured by applying the provisions of enacted tax laws to determine the amount of taxes payable currently or in future years.

     The provision for income taxes for the years ended May 31, 1994, 1993 and 1992:


                                                                 1994             1993         1992
                                                              -----------      ---------     ----------
          Current provision:
               Federal                                        $(2,544,185)     $ 732,000     $  880,000
               State                                                   -         110,000        102,000
                                                              -----------      ---------     ----------
                                                               (2,544,185)       842,000        982,000
          Deferred provision (benefit)                             69,000       (332,000)       388,000
                                                              -----------      ---------     ----------
                                                              $(2,475,185)     $ 510,000     $1,370,000
                                                              ===========      =========     ==========


     Included in the Company's income tax liability at May 31, 1992 are amounts pertaining to the 1991 and 1990 fiscal year income taxes. The Company has accrued for penalties and interest related to late payments of income taxes.

     The tax effect of the Company's temporary differences and carryforwards are as follows:



                                                                 1994             1993
                                                              -----------      ---------

     Deferred tax liabilities (benefits) - current:
          Reserve for overhaul costs                          $  (316,000)       $    -
          Bad debt reserve                                       (354,000)      (168,000)
          Inventory capitalization                               (256,000)      (259,000)
          Inventory writedown                                    (912,000)            -
          Bonus accrual                                           (29,000)       (27,000)
          Accrued legal settlement costs                         (310,000)            -
          Accrued vacation                                        (13,000)            -
                                                              -----------      ---------
                                                              $(2,190,000)     $(454,000)
                                                              ===========      =========


         INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES

                       MAY 31, 1994, 1993 AND 1992



NOTE G - INCOME TAXES - Continued


     Deferred tax liabilities (benefits) - non-current:
          Inventory capitalization                                      $   (10,000)     $ 25,000
          Partnership investment                                                 -         33,000
          Depreciation                                                       23,000       327,000
          Aircraft - capitalized maintenance                                 36,000            -
          Restructuring charges                                          (1,279,000)           -
          Accrued interest income                                          (106,000)           -
          Net operating loss carryforward - federal                      (1,315,000)           -
          Net operating loss carryforward - state                          (315,000)           -
          Minimum tax credit - federal                                     (122,000)           -
          Other, net                                                         (7,000)           -
                                                                        -----------      --------
                                                                        $(3,095,000)     $385,000
                                                                        ===========      ========


     The Company has recorded valuation allowances equal to the amount of the deferred tax benefits at May 31, 1994. No valuation allowances were recorded at May 31, 1993.

     The following table summarizes the differences between the Company's effective tax rate and the statutory federal rate as follows:


                                                                    1994        1993      1992
                                                                    -----       ----      ----
          Statutory federal rate                                    (34.0)%     34.0%     34.0%
          Operating losses with no current tax benefit               19.6        -         -
          Increase in taxes resulting from State income tax
               less federal income tax benefit                        -          3.6       3.6
          Foreign Sales Corporation (FSC)                             -         (6.0)      -
          Penalties and other non-deductible items                    -          1.4       0.6
                                                                    -----       ----      ----
                                                                    (14.4)%     33.0%     38.2%
                                                                    =====       ====      ====


     In 1992, warrants were exercised which resulted in a reduction of the Company's current tax liability. The tax benefit was recorded as an increase to the Company's paid-in capital account in the amount of $137,000.

     The Company has net operating loss carryforwards for federal and state purposes of approximately $3.9 and $10.5 million, respectively. The net operating losses will expire in the year 2009. The Company has a federal minimum tax credit carryover of approximately $122,000 which may be utilized in future years to the extent that regular tax liability exceeds the alternative minimum tax. Certain provisions of the tax law may limit the net operating loss and credit carryforwards available for use in any given year in the event of a significant change in ownership interest.

         INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES

                       MAY 31, 1994, 1993 AND 1992



NOTE H - COMMON AND PREFERRED STOCK

     In July 1993, the Company amended the Articles of Incorporation to authorize the issuance of up to 500,000 shares of preferred stock. No such stock has been issued.

     In June of 1993, the Company issued 32,667 to a individual in exchange for certain aircraft parts included in the Company's inventory.

     In connection with the initial public offering in April 1990, the Company sold warrants to the underwriter to purchase up to 120,000 shares of common stock at $2.40 per share for aggregate consideration of $1,200. In April 1992, the underwriter exercised the warrants and purchased all 120,000 shares at $2.40 per share or $288,000.

     During the year ended May 31, 1992, the Company issued 29,112 shares of stock in exchange for various legal services performed by the Company's outside counsel.

NOTE I - STOCK OPTIONS

     The Stockholders in October 1989 approved a Stock Option Plan pursuant to which 350,000 shares of the Company's common stock were reserved for the grant of options to employees and directors of the Company or its subsidiaries. The issuance of the options and the form of the options shall be at the discretion of the Company's Compensation Committee. Information with respect to stock options under the plan is as follows:




                                                                  Number of Shares
                                                           ---------------------------------
                                                           Reserved   Outstanding  Available
                                                           --------   -----------  ---------

     Balance June 1, 1992                                   350,000     150,000     200,000
     Granted                                                     -      125,500    (125,500)
     Exercised                                              (35,000)    (35,000)         -
     Expired                                                     -      (19,000)     19,000
                                                           --------    --------    --------

     Balance May 31, 1993                                   315,000     221,500      93,500
     Granted                                                     -           -           -
     Exercised                                                   -           -           -
     Expired                                                     -      (71,000)     71,000
                                                           --------    --------    --------

     Balance May 31, 1994                                   315,000     150,500     164,500
                                                           ========    ========     =======


     The option price is at least equal to the fair market value at the date of the grant. Options to purchase 135,500 shares were exercisable at May 31, 1994 at exercise prices ranging from $3.8625 to $5.6375. The options expire on various dates through October 1997. The exercise price of non-vested options range from $4.625 - $5.125

     In April of 1992, the Company granted a lender options to purchase 100,000 and 50,000 shares with exercise prices of $4.875 and $4.625, respectively. The options expire in October of 1996.

     In connection with the settlement of a legal dispute arising from a loan to the Company, the Company issued an option to the lender to purchase 200,000 shares at $3.25 per share. The option price approximated the market price on the date of the grant.

         INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES

                       MAY 31, 1994, 1993 AND 1992



NOTE J - SALES TO MAJOR CUSTOMERS/FOREIGN AND DOMESTIC

     The Company sells aircraft and aircraft parts, and leases aircraft to foreign and domestic customers. Most of the Company's sales take place on an unsecured basis, and a majority of the sales are to aircraft operators. The information with respect to sales and lease revenue, by geographic area, is presented in the table below for the years ended May 31, 1994, 1993 and 1992.


                                                                      (IN THOUSANDS)

                                                                1994        1993        1992
                                                               -------     -------     -------
          United States                                        $10,978     $13,245     $13,547
          Africa and Middle East                                 5,249      14,354       9,592
          Europe                                                   374       4,514         597
          Latin America                                          2,178       1,102       2,254
          Canada                                                   558         307          -
          Asia                                                       9          48         630
                                                               -------     -------     -------
                                                               $19,346     $33,570     $26,620
                                                               =======     =======     =======


     The Company had sales to one African customer which accounted for 10%, 18% and 25% of total sales during the years ended May 31, 1994, 1993, and 1992, respectively. The Company also had sales to another African customer which accounted for 16% and 12% of total sales for fiscal 1994 and 1993, respectively. In 1993, the Company had sales to a Czechoslovakian customer and a United States customer each of which accounted for 11%, of 1993 total sales.

NOTE K - INVESTMENT IN UNCONSOLIDATED JOINT VENTURE

     The Company had a 50% interest in A.P. Number 1, Inc., a joint venture corporation created to purchase, sell and lease aircraft and engines. In fiscal 1993, the Company advanced $5,000 and executed as co-maker, together with the Company's JV partner, a promissory note for $2,900,000 due October 31, 1993. The promissory note was also signed as co-maker by the Chairman of the Company personally. The proceeds of the loan were advanced to the joint venture without any specific terms regarding repayment of principal or payment of interest, and the funds were used to purchase three aircraft. The joint venture's operations were not successful, and the joint venture was not able to make the required payments under the terms of the note. The Company was in default under the terms of the note due to nonpayment of principal and interest and in February 1994, the Company agreed upon a settlement with the lender, whereby the lender received title to the three (3) aircraft and $500,000 from the Company. All remaining liabilities have been satisfied and the joint venture has been dissolved. The Company's loss relating to the joint venture, as shown in the statement of operations for fiscal 1994, includes its share of the joint venture operating losses ($280,000) and its loss upon dissolution ($143,224).

     Summarized financial information for the joint venture for the year ended May 31, 1993 was as follows:


                                                1993
                                             ----------
          Total assets                       $2,721,329
          Total liabilities                  $2,894,416
          Net loss                           $  183,057


         INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES

                       MAY 31, 1994, 1993 AND 1992



NOTE L - SUPPLEMENTAL CASH FLOW DISCLOSURE

     During fiscal 1994, the Company acquired approximately $1,140,000 in equipment under a leasing arrangement which has been classified as a capital lease obligation.

     The net change in inventory, as derived from the change in balance sheet amounts, has been adjusted for the following items:

          Net decrease in inventory                                                 $(9,901,144)
          Transfer of aircraft from inventory at May 31, 1993,
            to held for lease at May 31, 1994                                         4,070,430
          Transfer of aircraft from held for lease at May 31, 1993,
            to inventory at May 31, 1994                                               (250,000)
            Write-down of inventory through restructuring charge                     (2,449,458)
          Reduction in carrying value of aircraft leased and depreciated in
            fiscal 1994 and classified as inventory at May 31, 1994                     287,025
                                                                                    -----------
               Cash flow impact from change in inventory                            $(8,243,147)
                                                                                    ===========



     The Company issued 32,667 shares of common stock in exchange for certain inventory.

     During the year ended May 31, 1993, the Company sold three aircraft to several customers for $3,700,000 of which the Company received $1,100,000 in cash, $125,000 in receivables and $2,475,000 in aircraft, which were classified in inventory and aircraft held for lease.

     During the year ended May 31, 1992, the Company purchased certain inventory from one of its major customers (see Note J) in exchange for $700,000 of credit against the customer's receivable account.

     During the year ended May 31, 1992, the Company issued 29,112 shares of stock in exchange for various legal services performed by the Company's outside counsel. Also, the exercise of certain warrants created a tax benefit to the Company of $137,000.

     During the year ended May 31, 1992, the Company redeemed its investment and related receivables from its Irish joint venture (see Note K) in exchange for an aircraft and the Company's assumption of $1.2 million in debt secured by the aircraft. The aircraft is included in aircraft held for lease.

NOTE M - RELATED PARTY TRANSACTIONS

     During the year ended May 31, 1994, the Company sold an aircraft for $400,000 to a business partner of an outside director of the Company based upon management's best estimate of the aircraft's fair market value. The Company recorded a loss of approximately $106,000 on this transaction.

     During the year ended May 31, 1993, the Company paid an outside director of the Company a total of $203,000, including interest of $23,000, to repay a short-term unsecured loan made to the Company during the same year. Also in fiscal 1994 and 1993, the Company paid approximately $54,000 and $35,000, respectively, to a director for certain consulting services. The consulting agreement which originated in fiscal 1993 was terminated in March 1994.

         INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES

                       MAY 31, 1994, 1993 AND 1992



NOTE M - RELATED PARTY TRANSACTIONS - Continued

     In connection with the issuance of the Senior Secured Notes, the Company's placement agent received a $720,000 placement fee, together with a warrant to purchase 273,382 shares of common stock at $5.3875 per share. In connection with the issuance of the Convertible Subordinated Debentures, this same placement agent received a $600,000 placement fee. A director of the Company is an employee of the placement agent.

     The Company rents an aircraft used in corporate travel from an entity controlled by an officer/director of the Company. The total rent paid in fiscal 1994, 1993 and 1992 was approximately $0, $81,000 and $40,000, respectively. The Company also rented a condominium unit from an entity controlled by this officer/director. Total rent paid in fiscal 1994 and 1993 was approximately $9,000 and $18,000, respectively.

NOTE N - COMMITMENTS AND CONTINGENCIES

     The Company entered into an employment agreement with its president for a term of three years beginning April 1993. In February 1994, the president was terminated and in accordance with the terms of the employment agreement, received severance pay equal to one year's salary as of the termination date.

     On February 28, 1994, a complaint titled Ullman et al v. International Airline Support Group, Inc. et al. was filed in the United States District Court for the Southern District of Florida (Case No. 94-0379), alleging certain actionable misrepresentations and non-disclosures by the Company and certain directors under the federal securities laws, as well as claims for common law fraud and breach of fiduciary duty. The plaintiff alleges damages due to declines in the market price of the Company's common stock and seeks to have the action certified as a class-action complaint. The complaint seeks unspecified damages. The plaintiff's original complaint was dismissed by the Court with leave to re-plead such complaint. In August 1994, an amended complaint was filed. The Company does not believe these claims have merit and intends to defend them vigorously. The Company does not expect this case to have a material financial impact on the Company, and no provision for any loss has been made in the accompanying financial statements.

     The Company is also a defendant in various lawsuits which arise in the ordinary course of business. In the opinion of management, based on advice of legal counsel, the ultimate resolution of the remaining lawsuits will not have a material effect on the financial statements.

NOTE O - RESTRUCTURING COSTS

     In the third quarter of fiscal 1994, the Company adopted a restructuring program designed to reduce costs, improve liquidity, and increase stockholder value. The restructuring program included the termination of the Company's President, the resignation of the Chief Financial Officer, other reductions in personnel, the sale of certain fixed assets and an intensive review of the Company's product lines and inventories.

     As a result of the restructuring program, the Company recorded a provision of $100,000, representing severance payments to the Company's President, which has been included in selling, general and administrative expenses.

     The restructuring program also resulted in a change in emphasis on certain product lines, including DC-8 and other parts, and substantial inventory writedowns, which were charged to cost of sales (See Note Q).

     In formulating the program, the Company also discussed the disposition of its Service Center. However, the commitment to dispose of the center was not made until the first quarter of fiscal 1995 and the Company expects to report operations of the center as discontinued operations in 1995. (A final method of disposal has not yet been determined, and accordingly, no gain or loss on disposal can be estimated).

         INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES

                       MAY 31, 1994, 1993 AND 1992



NOTE P - FOURTH QUARTER ADJUSTMENTS

     The Company recorded a fourth quarter adjustment in 1994 in the amount of approximately $2,476,000 which related to reducing certain estimated tax benefits recorded in the third quarter, for which a 100% valuation allowance was established at year-end. Also, an adjustment was made for $110,000 reversing an inventory part included erroneously twice in inventory in the first, second, and third quarters. Also in the fourth quarter, certain charges recorded initially as restructuring charges in the third quarter were re-classified to cost of goods sold.

     In the fourth quarter of fiscal 1993, the Company recorded an accrual of approximately $200,000 at May 31, 1993 relating to the settlement of certain litigation. The Company also increased its allowance for doubtful accounts by $215,000 in the fourth quarter of fiscal 1993 due to concerns about the collectibility of receivable balances from various customers.

NOTE Q - COST OF SALES

     Cost of sales for fiscal 1994 includes charges aggregating $7.5 million relating to the following:

     1. Reductions of approximately $2.0 million in the carrying amount of the Company's inventory part pools resulting from changes in sales estimates and related inventory values, reflecting the deteriorating economic conditions in the industry.

     2. In March 1994, the Company entered into an agreement to sell three aircraft upon completion of certain repairs and maintenance expected to be completed in fiscal 1995. The Company has recorded a provision of approximately $2.4 million at May 31, 1994, for the expected loss in readying the aircraft for sale.

     3. Writedowns approximating $3.1 million relating to weak current market conditions and the review of realizability of Company assets performed during the Company's restructuring program (See Note O).

     4. Losses totalling approximately $2.1 relating to the sale of a leased aircraft and the write-off of another aircraft due to a default by the lessee under the terms of the lease.

NOTE R - ACCRUED LIABILITIES

     Accrued liabilities consist of the following items:


                                                                                1994          1993
                                                                             ----------     ----------
          Accrued legal settlement                                           $  825,000     $      -
          Customer deposits                                                     558,900       319,700
          Accrued repair costs                                                  585,510       544,650
          Accrued interest                                                      294,460       423,485
          Accrued payroll                                                       329,255       197,320
          Advance payment on customer account                                   600,000            -
          Reserve for repair of leased aircraft                                 579,450       442,200
          Other                                                                 198,265       412,864
                                                                             ----------     ----------
                                                                             $3,970,840     $2,340,219
                                                                             ==========     ==========

     In November 1994, the Company received an unfavorable judgment arising from a lawsuit relating to commissions owed on the sale of an aircraft in 1989. Accordingly, the Company has recorded an accrual of $825,000 at May 31, 1994 relating to this settlement, as reflected in the above table.

                                    PART III

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company had a 50% interest in A.P. Number 1, Inc., a joint venture corporation created to purchase, sell and lease aircraft and engines. In 1993, the Company advanced $5,000 and executed as co- maker, together with the Company's JV partner, a promissory note for $2,900,000 due October 31, 1993. The promissory note was also signed as co-maker by Richard Wellman, the Chairman of the Company, personally. The proceeds of the loan were advanced to the joint venture without any specific terms regarding repayment of principal or payment of interest, and the funds were used to purchase three aircraft. The amount contributed to the joint venture was determined by arms-length negotiations with the Company's JV partner, which was not affiliated with the Company, based on the Company's and its JV partner's expectations regarding the amount of capital the joint venture would require to conduct its operations. Of the capital contributed, $2.75 million was used to purchase three aircraft. The joint venture's operations were not successful, and the joint venture was not able to make the required payments under the terms of the note. The Company was in default under the terms of the note due to nonpayment of principal and interest and in February 1994, the Company agreed upon a settlement with the lender, whereby the lender received title to three (3) aircraft and $500,000 from the Company. Mr. Wellman did not personally provide any consideration for the settlement. The Company's Board of Directors, with Mr. Wellman abstaining, resolved not to seek any contributions from Mr. Wellman with respect to the settlement because Mr. Wellman agreed to become a co-maker of the note solely as an accommodation to the Company and did not expect to derive any personal benefit from the joint venture. All remaining liabilities have been satisfied and the joint venture has been dissolved.

     In connection with the Company's private placement of the Senior Notes, Dabney, the Company's placement agent, received a $720,000 placement fee, together with a warrant to purchase 273,382 shares of Common Stock at $5.3875 per share. Mr. Kirkland, a director of the Company, was an employee of Dabney at the time of the private placement. Dabney also received a 1% financial advisory fee and a 5% placement fee totaling $600,000 in connection with (i) the issuance of $10,000,000 of the Company's 8% convertible subordinated debentures; (ii) the repurchase of certain Senior Notes; and (iii) the solicitation of consents to amend certain covenants in the purchase agreement relating to the Senior Notes. The Company believes that the fees were reasonable in relation to the services performed and the type of debt instruments involved in the private placements. In 1994, IBJ Schroder Bank & Trust Company replaced Dabney as the agent for the Senior Notes and the Debentures.

     During the 1994 fiscal year the Company sold a Boeing 737 aircraft to a business partner of Kyle Kirkland for $400,000 in order to raise cash needed to make required debt payments. Although the Company's book value for the aircraft was $506,000, the Company believes that the sale price represented the fair market value of the aircraft at the time of sale based on its knowledge of sales of similar aircraft. Mr. Kirkland's partner subsequently sold the aircraft to a third party for $400,000.

     The Company also employs certain family members of affiliates on a full-time or part-time basis. The compensation paid to each of these person is consistent with the compensation paid to other unaffiliated employees.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this amended report on Form 10-K/A (Second Amendment) to be signed on its behalf by the undersigned,
thereunto duly authorized this      day of July, 1995.
                               ----

                                International Airline Support Group, Inc., a Delaware corporation



                                By:
                                   ---------------------------------
                                   Alexius A. Dyer III
                                   President