Form 10-Q/A
period 1994-08-31
INTERNATIONAL AIRLINE SUPPORT GROUP INC
filed 1995-08-23
CIK 859307

		    SECURITIES AND EXCHANGE COMMISSION
			 Washington, D.C. 20549

			      FORM 10-Q/A
			  (Second Amendment)


(Mark One)

[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	 SECURITIES EXCHANGE ACT OF 1934.

for the quarterly period ended August 31, 1994 or

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	 SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ________________ to __________________.

Commission file number          0-18352


INTERNATIONAL AIRLINE SUPPORT GROUP, INC.


	   Delaware                                     59-2223025
(State or other jurisdiction of         (IRS Employer Identification No.)
incorporation or organization)


8095 NW 64th Street, Miami, FL                  33166
(Address of principal                           (Zip Code)
executive offices)


Registrant's telephone number, including area code:     (305) 593-2658



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES              NO    X
      -------        ------

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

The number of shares of the Company's common stock outstanding as of February 6, 1995 was 4,041,779.

								 FORM 10-Q/A

	INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES

(Pursuant to Rule 12b-15, the complete text of each item being amended is set
forth in this Amendment.        The text of items not being amended has been
omitted.)


	INDEX
								      Page No.

Part I  FINANCIAL INFORMATION

		Item 1.  Financial Statements

		Condensed Consolidated Balance Sheets
		  August 31, 1994 and May 31, 1994                          3

		Condensed Consolidated Statements of Operations
		  Three Months ended August 31, 1994 and 1993               4

		Condensed Consolidated Statements of Cash Flows
		  Three Months ended August 31, 1994 and 1993               5

		Notes to Condensed Consolidated Financial Statements        6

		Item 2.  Management's Discussion and Analysis of Results
		  of Operations and Financial Condition                     9

PART II OTHER INFORMATION

		Item 1.  Legal Proceedings                                 10

		Item 3.  Defaults upon Senior Securities                   11

	 INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES

		 CONDENSED CONSOLIDATED BALANCE SHEETS

						      August 31, 1994     May 31, 1994
							(Unaudited)         (Note)*
							-------------  ---------------
ASSETS
Current assets:
  Cash                                                   $   102,625   $        95,790
  Accounts receivable, net of allowance for
	  doubtful accounts of $940,000 at August 31,
	  1994 and May 31, 1994, respectively              3,853,640         3,817,023
  Notes receivable                                         1,120,000         1,120,000
  Income tax refund receivable                             1,930,000         1,930,000
  Inventories                                              7,094,161         8,719,774
  Other current assets                                        50,181           162,055
							  ----------        ----------
    Total current assets                                  14,150,607        15,844,642

Property and equipment
  Land                                                       330,457           330,457
  Aircraft held for lease                                  7,588,587         7,227,835
  Building and leasehold improvements                        789,340           789,340
  Machinery and Equipment                                  2,200,550         2,191,999
							  ----------        ----------
							  10,908,934        10,539,631
  Less accumulated depreciation                            2,769,874         2,233,680
							  ----------        ----------
							   8,139,060         8,305,951
							  ----------        ----------
Other assets
  Deferred debt costs, net                                 1,117,178         1,224,401
  Deposits and other assets                                  358,145           178,322
							 -----------      ------------
							 $23,764,990      $ 25,553,316
							 ===========      ============
LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Current maturities of long term obligations            $ 6,787,448        $3,531,228
  Long-term obligations in technical default
	  classified as current                           18,842,659        22,156,720
  Bank overdrafts                                              -               410,570
  Accounts payable and accrued expenses                    8,102,772         8,057,838
							  ----------        ----------
     Total current liabilities                            33,732,879        34,156,356

Long-term obligations, less current maturities               475,261           485,020

Commitments and contingencies                                   -                 -

Stockholders' equity (deficit):
  Common stock                                                 4,042             4,042
  Additional paid-in capital                               2,654,332         2,654,332
  Retained earnings (deficit)                            (13,101,524)      (11,746,434)
							 ------------      ------------
     Total stockholders' equity (deficit)                (10,443,150)       (9,088,060)

							$ 23,764,990      $ 25,553,316
							============      ============

*Condensed from audited financial statements.
 The accompanying notes are an integral part of these condensed financial statements.

	INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES

	    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
			 (unaudited)

                                                   Three Months Ended
						       August 31,
						 1994               1993
					     ----------        ----------
Revenues
   Net sales                                 $7,708,652        $5,415,531
   Lease revenue                                728,477           148,047
   Other revenue                                125,686            10,187
					      ---------         ---------
					      8,562,815         5,573,765


Cost of sales                                 6,643,161         3,247,677
Selling, general and administrative expenses  1,156,469         1,679,793
Interest expense                                646,953           591,384
Depreciation and amortization                   562,719           350,341
Losses of service center subsidiary             908,603            68,218


Loss before income taxes
  and equity in loss of joint venture        (1,355,090)         (363,648)


Income tax benefit                                --             (130,000)
					       ---------         ---------

Loss before equity in
  loss of joint venture                      (1,355,090)         (233,648)



Equity in loss of joint venture                  --               (63,439)
					     -----------         ---------

Net Loss                                 $   (1,355,090)     $   (297,087)
					     ===========         =========

Per share data:


Weighted average shares                       4,041,779          4,042,971
					      =========          =========

Loss per common share and common equivalent
shares                                           $(0.34)            $(0.07)
					      ==========         ==========





The accompanying notes are an integral part of these condensed financial statements.
				    4

	    INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES

	       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
				(unaudited)

								       Three Months ended
									   August 31,
									1994              1993
								--------------   --------------
Cash flows from operating activities:
Net loss                                                        $  (1,355,090)   $    (297,087)
Adjustments to reconcile net loss to net cash
 provided by (used in) operating activities:
   Depreciation and amortization                                      643,417          350,341
   Increase in deferred debt cost                                      -               (10,000)
   Equity in loss of joint venture                                     -                63,439
   Decrease in notes receivable                                        -               210,000
   Changes in assets and liabilities                                1,155,411        1,719,481
								    ---------        ---------

     Total adjustments                                              1,798,828        2,333,261

     Net cash provided by operating activities                        443,738        2,036,174

Cash flows from investing activities:
  Capital expenditures                                               (369,303)      (1,768,498)
  Restricted cash                                                      -              (342,000)
  Investment in joint venture                                          -               (10,000)
								     ---------      -----------

  Net cash (used in) investing activities                            (369,303)      (2,120,498)

Cash flows from financing activities:
  Repayments of notes payable and debt obligations                    (67,600)        (387,637)
								      --------        ---------
  Net cash (used in) financing activities                             (67,600)        (387,637)

Net increase (decrease) in cash                                         6,835         (471,961)
Cash at beginning of period                                            95,790          510,942
								      -------         --------

Cash at end of period                                           $     102,625    $      38,981
								      =======         ========




The accompanying notes are an integral part of these condensed financial statements.

	 INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES

	   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
				(Unaudited)

1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly International Airline Support Group, Inc.'s condensed consolidated balance sheets as of August 31, 1994 and May 31, 1994, the condensed consolidated statements of operations and the condensed consolidated statements of cash flows for the three month period ended August 31, 1994, and August 31, 1993.

	The accounting policies followed by the Company are described in the May 31, 1994 financial statements.

	The results of operations for the three months ended August 31, 1994 are not necessarily indicative of the results to be expected for the full year.
For interim reporting purposes, certain expenses are based on estimates rather than expenses actually incurred.

2.      Inventories consisted of the following:

			August 31, 1994           May 31, 1994
			 --------------         --------------
Aircraft                 $      987,747         $    5,624,922
Aircraft Parts                6,041,414              3,094,852
			      ---------              ---------
			 $    7,094,161         $    8,719,774
			      =========              =========

	Inventories are primarily valued at the lower of cost or market. For those aircraft parts purchased in lots, the cost is determined on a specific identification basis. For parts acquired through whole aircraft purchases, the costs are assigned to certain pools which are then amortized as parts sales take place. The amount of cost amortized is based upon the gross profit percentage as calculated from the estimated sales value of the parts. The sales value estimates are monitored by management, and adjusted periodically as necessary.

	At August 31, 1994, approximately 67% of the ending inventory has been costed under the specific identification method, and the remaining 33% is costed under the pooling method.

3. Primarily as a result of large net losses experienced in fiscal 1994 and further net losses incurred during the fiscal quarter ended August 31, 1994, the Company has a significant deficit in working capital and stockholder's equity. Also, as discussed in Part II - Other Information, a class-action complaint has been filed against the Company. Currently, the Company is in noncompliance with certain financial and other covenants under the loan agreements relating to previous borrowings under the 12% Senior Secured Notes and the 8% Convertible Subordinated Debentures, as well as the equipment lease agreement relating to the assets acquired for International Airline Service Center, Inc. ("IASC"), the Company's repair facility located in Sherman, Texas. The Notes are secured by substantially all the assets of the Company and the Debentures are subordinated to the rights of the Notes. The Company has worked with lenders for several months to restructure the existing senior debt, however, an agreement has not yet been reached. As discussed in Note 5 on January 31, 1995 the Company assigned its interest in the IASC equipment lease to a third party.

	Excluding principal payments scheduled to be repaid in fiscal 1995 under the terms of the agreements, amounting to $3.2 million due July 1994 (subsequently extended by agreement and paid in September 1994) and $3.2 million due July 1995, $18.8 million is subject to accelerated maturity and, as such, has been classified as a current liability in the Condensed Consolidated Balance Sheet at August 31, 1994.

	As a result of these factors, there exists substantial doubt about the Company's ability to continue in existence. However, the Company has and will continue to take a number of cost-cutting steps to reduce its operating losses, including the closure and sale of assets of IASC (discussed in Note 5) and the elimination of other costs.

4. On January 31, 1995 the Company entered into a Purchase Agreement with Richard R. Wellman and Lynda Wellman (the "Wellmans") and an entity affiliated with the Wellmans, Custom Air Holdings, Inc., a Nevada corporation ("Custom Air"), pursuant to which the Company transferred to Custom Air (i) all of the outstanding shares of common stock of Brent Aviation, Inc., a Texas corporation, a wholly-owned subsidiary of the Company, (ii) certain spare parts, components, inventory and equipment for Boeing 727 series aircraft, and
(iii) a McDonnell Douglas DC-4 aircraft. In consideration for the foregoing, Custom Air paid the Company $230,000 and agreed to lease a Boeing B-727-100 freighter airplane on a month-to-month basis. In addition, the Wellmans resigned from all positions as officers or directors held by them with the Company and its subsidiaries, granted a proxy to the Company enabling the Company's directors to vote 1,980,000 shares of common stock of the Company held by the Wellmans for a period of two years, and agreed not to compete or interfere with any of the businesses of the Company and its subsidiaries for a period of two years. The Company agreed to pay Lynda Wellman severance equivalent to her current salary for a period of one year. The Company further agreed to terminate its leasehold interest in a facility located at the Grayson County, Texas Airport, allowing Brent to lease such facility for its operations. Other than the severance pay to Lynda Wellman no material gain or loss is expected on the above transaction.

	The terms of the Purchase Agreement, including the consideration paid by the Wellmans and their affiliate, were determined by negotiations between Alexius A. Dyer III, who is now the Chairman of the Board and Chief Executive Officer of the Company, and Mr. James Mueller, a Director of the Company, and Mr. Wellman. The negotiations were at arm's-length because the members of the Board advised the Wellmans that holders of the Company's debt securities had taken the position that the Company needed to sever its relation with the Wellmans in order to proceed with successful restructuring of its capital structure. The Company's Board of Directors, with the Wellmans abstaining, approved the settlement terms negotiated by Messrs. Dyer and Mueller.

	In connection with the above transaction, the Company's Board of Directors appointed Alexius A. Dyer III to serve as Chairman of the Board and Chief Executive Officer, to fill the vacancies created by Richard Wellman's resignation. The Board of Directors appointed Robert K. Norris to serve as Secretary to fill the vacancy created by Lynda Wellman's resignation. In addition, Mr. Norris has been appointed Vice President-Finance and Chief Accounting Officer of the Company.

5. In June 1994, the Company's Board of Directors unanimously voted to cease operations and to sell or otherwise dispose of IASC following the sale of certain aircraft being serviced under contract by IASC. During the fourth quarter of 1994 IASC fulfilled its obligations to service the aircraft and ceased operations. On January 31, 1995, IASC entered into an agreement with Express One International, Inc., a Delaware corporation ("Express One"), pursuant to which IASC assigned its interest in a certain equipment lease with CIT Group/Equipment Financing, Inc. to Express One, and Express One assumed IASC's interests and obligations under such lease. In addition, IASC transferred to Express One certain additional assets that served as collateral under the CIT lease. Pursuant to the transaction, IASC is disposing of substantially all of its operating assets. IASC also agreed to terminate two leases relating to a warehouse and hanger at the Grayson County, Texas Airport, allowing Express One to lease such facilities for its operations. The remaining assets of IASC will be liquidated to satisfy IASC's outstanding liabilities, consisting primarily of unsecured trade payables. The Company has not yet determined whether to dispose of IASC's common stock.

	As a result of the above transaction, the Company has accounted for the operations and loss and expected disposal of ISAC as a separate line item in the accompanying condensed consolidated financial statements. No material gain or loss is expected on the transaction. The Company has accrued for losses incurred by IASC through January 31, 1995.

6. Net loss per share was computed by dividing net loss by weighted average number of common shares outstanding. The effect of options and warrants is not dilutive.

7.      Supplemental cash flow disclosures:

	Cash payments for interest were $895,000 and $572,000 for the three months ended August 31, 1994 and August 31, 1993, respectively.

8.      Commitments and Contingencies:

	In February 1991, Admark International, Ltd. ("Admark") brought suit in the Dade County Circuit Court against the Company alleging that IASG is obligated to Admark for the payment of spare parts brokerage commissions in excess of $0.5 million. In November 1994 the Company received an unfavorable judgment arising from the suit and recorded an accrual of $825,000 at May 31, 1994, representing final judgment of $500,000 and accrued interest of $325,000. On January 31, 1995 the Company reached a settlement with Admark to pay
$520,000 as follows:   $135,000 on January 31, 1995 and $35,000 quarterly
through October 1997. The Company will adjust the settlement accrual in the fiscal quarter ended February 28, 1995.

	On February 28, 1994, a complaint titled Ullman et al v. International Airline Support Group, Inc. et al. was filed in the United States District Court for the Southern District of Florida (Case No. 94-0379), alleging certain actionable misrepresentations and non-disclosures by the Company and certain directors under the federal securities laws, as well as claims for common law fraud and breach of fiduciary duty. The plaintiff alleges damages due to declines in the market price of the Company's common stock and seeks to have the action certified as a class-action complaint. The complaint seeks unspecified damages. The plaintiff's original complaint was dismissed by the Court with leave to re-plead such complaint. On August 3, 1994, an amended complaint was filed, which again does not specify the amount of damages sought. Motions to dismiss were filed on behalf of all defendants on September 30, 1994. In response to motions to dismiss, the plaintiffs filed a second amended complaint. The defendants intend to respond by filing new motions to dismiss. The Company does not expect this case to have a material financial impact on the Company, and no provision for any loss has been made in the accompanying condensed consolidated financial statements.

	In July 1993, Viglass Aviation ("Viglass") filed a complaint against the Company claiming that Viglass was entitled to payment of $681,750 under a commission agreement with the Company relating to the sale of certain aircraft to one of the Company's significant customers. The plaintiff has offered to settle the litigation in exchange for a $50,000 payment by the Company; therefore, the Company does not expect this litigation to have a material financial impact on the Company.

	The Company is subject to other legal proceedings and claims which have arisen in the ordinary course of business and which have not been finally adjudicated. The actions, when ultimately concluded and determined, will not, in the opinion of management, have a material adverse effect upon the financial position or results of operations of the Company.
					8

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
	 OF RESULTS OF OPERATION AND FINANCIAL CONDITION

	The following is management's discussion and analysis of certain significant factors which have affected the Company's operating results and financial position during the periods included in the accompanying condensed consolidated financial statements.

RESULTS OF OPERATIONS:

Revenues

	Total revenues for the first fiscal quarter ended August 31, 1994 increased 54% to $8.6 million from $5.6 million for the fiscal quarter ended August 31, 1993. Aircraft sales were $4.2 million in the quarter ended August 31, 1994 compared to $2.3 million in the quarter ended August 31, 1993. Additionally, lease revenue increased from $148,000 in the quarter ended August 31, 1993 to $728,000 in the quarter ended August 31, 1994. Included in other revenue in the quarter ended August 31, 1994 is approximately $75,000 in connection with consulting and other services provided to an insurance company.

Cost of Sales

	Cost of sales as a percentage of total revenues in the quarter ended August 31, 1994 was 78% compared to 59% for the quarter ended August 31, 1993. Lower margins were realized on aircraft sales in the quarter ended August 31, 1994 versus margins realized on aircraft sales in the quarter ended August 31, 1993.

Selling, General and Administrative Expenses

	Selling, general and administrative expenses (SG&A) for the quarter ended August 31, 1994 decreased to $1.2 million from $1.7 million for the quarter ended August 31, 1993. The decrease in SG&A costs is the result of the Company's continuing effort to reduce costs, including reductions in personnel. Salaries and wages decreased from approximately $700,000 in the quarter ended August 31, 1993 to approximately $400,000 in the quarter ended August 31, 1994.

Interest Expense

	Interest expense for the quarter ended August 31, 1994 was $647,000 versus $591,000 for the quarter ended August 31, 1993. The increase in interest expense is due to the issuance of $10 million of Convertible Subordinated Debentures in September 1994, offset by reductions in debt of approximately $5.3 million paid from proceeds of the Debenture offering.


Depreciation and Amortization

	Depreciation and amortization increased to $563,000 in the quarter ended August 31, 1994, from $350,000 in the quarter ended August 31, 1993. The increase in depreciation was primarily attributed to an acceleration of depreciation of overhaul costs of aircraft to more closely match the estimated service life of the overhaul, and an increase in depreciation of property and equipment in connection with the operation of the maintenance facility in Texas.

 Losses of Service Center Subsidiary

	As discussed in Note 5 of Notes to Condensed Consolidated Financial Statements, the Company has recorded the net losses of IASC, amounting to $908,603 and $68,218 in the quarters ended August 31, 1994 and August 31, 1993, respectively, as a separate line item included in operations in the accompanying financial statements.

Income Taxes

	No income tax benefits have been recorded in the fiscal quarter ended August 31, 1994 as the Company has fully exhausted its carryback benefits and recorded a one hundred percent (100%) valuation allowance for net operating loss carryforwards.

Liquidity and Capital Resources

	At August 31, 1994, the Company had a working capital deficit of $19.6 million and a current ratio of .42 to 1.0, compared to a working capital deficit of $18.3 million and a current ratio of .46 to 1.0 at May 31, 1994. The decrease in working capital and current ratio was principally the result
of the Company's net loss incurred during the fiscal quarter ended 1994.   As
discussed in Note 3, the long term amounts due under the Company's 12% Senior Secured Notes and the 8% Convertible Subordinated Debentures have been classified as current due to noncompliance with certain financial and other covenants under the loan agreements.

	Although the Company has no present plans or commitments for any significant capital improvements or additions that would impact cash flows from investing activities, the Company has required, and will continue to require, additional financing to acquire inventory in order to maintain its operations. Previous borrowings under the 12% Senior Secured Notes and 8% Convertible Subordinated Debentures, and other borrowings have resulted in significant debt service obligations for the Company. Current negotiations between the Company and the holders of its Senior Notes and Debentures may reduce the impact of debt repayments on cash flows from investing activity; however, there can be no assurance that such negotiations will be successfully concluded. Management believes that the Company will have to obtain additional financing or liquidate inventories in order to meet future obligations. If the Company is unable to restructure its existing debt and/or obtain such financing, cash flow from the sale of inventory at current levels will be insufficient to meet the Company's obligations as they become due. If the Company remains in default under the terms of the Senior Notes and Debentures agreements, the holders could accelerate the debt under such instruments, resulting in principal exceeding $24 million becoming immediately payable, which the Company would have no ability to satisfy. The foregoing circumstances could require the Company to cease operations or seek protection from its creditors through judicial reorganization proceedings.

Impact of Inflation

	Current financial statements are prepared in accordance with generally accepted accounting principles and report operating results in terms of historical costs. They provide a reasonable, objective, quantifiable statement of financial results, but do not evaluate the impact of inflation.

	Management believes that impact of inflation would not materially affect operating results because, competitive conditions permitting, the Company modifies its selling prices to recognize cost changes as incurred.


 PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

	In February 1991, Admark International, Ltd. ("Admark") brought suit in the Dade County Circuit Court against the Company alleging that IASG is obligated to Admark for the payment of spare parts brokerage commissions in excess of $0.5 million. In November 1994 the Company received an unfavorable judgment arising from the suit and recorded an accrual of $825,000 at May 31, 1994, representing final judgment of $500,000 and accrued interest of
$325,000.  On January 31, 1995 the Company reached a settlement with Admark to
pay $520,000 as follows:   $135,000 on January 31, 1995 and $35,000 quarterly
through October 1997. The Company will adjust the settlement accrual in the fiscal quarter ended February 28, 1995.

	On February 28, 1994, a complaint titled Ullman et al v. International Airline Support Group, Inc. et al. was filed in the United States District Court for the Southern District of Florida (Case No. 94-0379), alleging certain actionable misrepresentations and non-disclosures by the Company and certain directors under the federal securities laws, as well as claims for common law fraud and breach of fiduciary duty. The plaintiff alleges damages due to declines in the market price of the Company's common stock and seeks to have the action certified as a class-action complaint. The complaint seeks unspecified damages. The plaintiff's original complaint was dismissed by the Court with leave to re-plead such complaint. On August 3, 1994, an amended complaint was filed, which again does not specify the amount of damages sought. Motions to dismiss were filed on behalf of all defendants on September 30, 1994. In response to motions to dismiss, the plaintiffs filed a second amended complaint. The defendants intend to respond by filing new motions to dismiss. The Company does not expect this case to have a material financial impact on the Company, and no provision for any loss has been made in the accompanying condensed consolidated financial statements.

	In July 1993, Viglass Aviation ("Viglass") filed a complaint against the Company claiming that Viglass was entitled to payment of $681,750 under a commission agreement with the Company relating to the sale of certain aircraft to one of the Company's significant customers. The plaintiff has offered to settle the litigation in exchange for a $50,000 payment by the Company; therefore, the Company does not expect this litigation to have a material financial impact on the Company.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

	Currently, the Company is in noncompliance with certain financial and other covenants under the loan agreements relating to previous borrowings under the 12% Senior Secured Notes and the 8% Convertible Subordinated Debentures, as well as the equipment lease agreement relating to the assets acquired for International Airline Service Center, Inc. ("IASC"), the Company's repair facility located in Sherman, Texas. The Notes are secured by substantially all the assets of the Company and the Debentures are subordinated to the rights of the Notes.

	INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES



	Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report on Form 10-Q/A (Second Amendment) to be signed on its behalf by the undersigned thereunto duly authorized.



INTERNATIONAL AIRLINE SUPPORT GROUP, INC.
		(Registrant)


/s/ Robert K. Norris                                        August 14, 1995
_
ROBERT K. NORRIS                                                 Date
Vice President-Finance