Form 10-Q/A
period 1994-08-31
INTERNATIONAL AIRLINE SUPPORT GROUP INC
filed 1995-08-23
CIK 859307

		 SECURITIES AND EXCHANGE COMMISSION
		      Washington, D.C. 20549

			  FORM 10-Q/A



(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended November 30, 1994 or

[    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

For the transition period from ________________ to __________________.

Commission file number          0-18352


	INTERNATIONAL AIRLINE SUPPORT GROUP, INC.


	 Delaware                                        59-2223025
 (State or other jurisdiction of No.)           (IRS Employer Identification
 incorporation or organization)


	8095 NW 64th Street, Miami, FL                  33166
(Address of principal executive offices)              (Zip Code)


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

	The number of shares of the Company's common stock outstanding as of February 22, 1995 was 4,041,779.

								 FORM 10-Q/A

	INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES


	(Pursuant to Rule 12b-15, the complete text of each item being amended is set forth in this Amendment.
	The text of items not being amended has been omitted.)


	INDEX
								    Page No.
Part I  FINANCIAL INFORMATION

		Item 1.  Financial Statements

		Condensed Consolidated Balance Sheets
		  November 30, 1994 and May 31, 1994                       3

		Condensed Consolidated Statements of Operations
		  Three Months and Six Months ended
		  November 30, 1994 and 1993                               4

		Condensed Consolidated Statements of Cash Flows
		  Six Months ended November 30, 1994 and 1993              5

		Notes to Condensed Consolidated Financial Statements       6

		Item 2.  Management's Discussion and Analysis of Results
			 of Operations and Financial Condition            10

PART II OTHER INFORMATION

		Item 1.  Legal Proceedings                                12

		Item 3.  Defaults upon Senior Securities                  13

		Item 6.  Exhibits and Reports on Form 8-K                 13
				   2

	INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES

	CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS                                                        November 30, 1994    May 31, 1994
								   (Unaudited)          (Note)*
							      -----------------    ------------
Current assets:
  Cash                                                           $       6,846    $      95,790
  Accounts receivable, net of allowance for doubtful
      accounts of $911,000 and $940,000 at November 30, 1994
      and May 31, 1994, respectively                                 4,644,769        3,817,023
  Notes receivable                                                     870,000        1,120,000
  Income tax refund receivable                                          40,000        1,930,000
  Inventories                                                        4,588,931        8,719,774
  Other current assets                                                  58,102          162,055
								    ----------       ----------
     Total current assets                                           10,208,648       15,844,642

Property and equipment
  Land                                                                 330,457          330,457
  Aircraft held for lease                                            7,672,270        7,227,835
  Building and leasehold improvements                                  789,340          789,340
  Machinery and equipment                                            2,209,253        2,191,999
								    ----------       ----------
								    11,001,320       10,539,631
  Less accumulated depreciation                                      3,312,840        2,233,680
								    ----------       ----------
								     7,688,480        8,305,951
								     ---------        ---------
Other assets:
  Deferred debt costs, net                                           1,017,496        1,224,401
  Deposits and other assets                                            183,145          178,322
								    ----------       ----------
								 $  19,097,769    $  25,553,316
								    ==========       ==========
LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Current maturities of long term obligations                    $   3,489,275    $   3,531,228
  Long-term obligations in technical default
    classified as current                                           18,875,992       22,156,720
  Bank overdrafts                                                      144,554          410,570
  Accounts payable and accrued expenses                              7,136,193        8,057,838
								    ----------       ----------
     Total current liabilities                                      29,646,014       34,156,356

Long-term obligations, less current maturities                         465,200          485,020

Commitments and contingencies                                            -                -

Stockholders' equity (deficit):
  Common stock                                                           4,042            4,042
  Additional paid-in capital                                         2,654,332        2,654,332
  Retained earnings (deficit)                                      (13,671,819)     (11,746,434)
								   ------------     ------------
     Total stockholders' equity (deficit)                          (11,013,445)      (9,088,060)
								   ------------     ------------

								  $ 19,097,769     $ 25,553,316
								    ==========       ==========

*Condensed from audited financial statements.
The accompanying notes are an integral part of these condensed financial statements.

	INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
			  (Unaudited)

					   Three Months Ended            Six Months Ended
					   Ended November 30,               November 30,
				      1994               1993           1994             1993
				  ----------        ----------      -----------      ----------
Revenues
  Net sales                       $7,213,618        $3,190,393      $14,867,268      $8,605,924
  Lease revenue                      687,023           324,967        1,415,500         473,014
  Other revenue                       57,480            25,765          238,166          35,952
				   ---------         ---------        ---------       ---------
	  Total revenues           7,958,121         3,541,125       16,520,934       9,114,890

Cost of sales                      6,222,803         2,217,619       12,865,963       5,465,296
Selling, general and
  administrative expenses          1,160,615         1,076,292        2,317,084       2,779,585
Provision (recovery) for
  doubtful accounts                  (97,507)          (13,283)         (97,507)        (36,783)
Interest expense                     591,665           725,247        1,238,618       1,316,631
Depreciation and amortization        572,574           414,507        1,135,292         764,848
Losses of service center subsidiary  528,266           444,019          986,869         512,237
				    --------          --------        ---------       ---------
Loss before income taxes, equity
  in loss of joint venture and
  extraordinary item              (1,020,295)       (1,323,276)      (1,925,385)      1,686,924

Income tax benefit                    --              (292,000)           --           (422,000)
				  -----------       -----------       ----------      ----------
Loss before equity in loss of
  joint venture and
  extraordinary item              (1,020,295)       (1,031,276)      (1,925,385)     (1,264,924)


Equity in loss of joint venture       --               (65,505)          --            (128,944)
				  -----------       -----------       ----------     -----------

Loss before extraordinary item    (1,020,295)       (1,096,781)      (1,925,385)     (1,393,868)

Extraordinary loss on the
  extinguishment of debt              --              (232,334)          --            (232,334)
				  -----------       -----------       ----------     -----------
Net Loss                         $(1,020,295)      $(1,329,115)     $(1,925,385)    $(1,626,202)
				 ============      ============     ============    ============
Per share data:
  Weighted average shares          4,041,779         4,106,394        4,041,779       4,074,683
				 ===========       ===========      ===========     ===========
Loss per common share and
  common equivalent shares
Loss before extraordinary
  item                           $     (0.25)      $     (0.27)     $     (0.48)    $    $(0.34)

Extraordinary item                       --              (0.05)            --             (0.06)
				 ------------      ------------     ------------    ------------
Net loss                         $     (0.25)      $     (0.32)     $     (0.48)    $     (0.40)
				 ============      ============     ============    ============

The accompanying notes are an integral part of these condensed financial statements.

		 INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES

		       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
					   (unaudited)

									 Six Months Ended
									   November 30,
								       1994            1993
								--------------   --------------
Cash flows from operating activities:
Net loss                                                        $  (1,925,385)   $  (1,626,202)
Adjustments to reconcile net loss to net cash
 provided by (used in) operating activities:
   Depreciation and amortization                                    1,298,023          794,848
   Extraordinary loss on early extinguishment of debt                  -               232,334
   Increase in deferred debt cost                                      -              (889,429)
   Equity in loss of joint venture                                     -               128,944
   Decrease in notes receivable                                       250,000          330,000
   Changes in assets and liabilities                                4,104,566        1,726,002
								-------------     ------------

     Total adjustments                                              5,652,589        2,322,699

     Net cash provided by operating activities                      3,727,204          696,497

Cash flows from investing activities:
  Capital expenditures                                               (473,647)      (6,775,662)
  Restricted cash                                                      -               348,538 _
								-------------    -------------

  Net cash (used in) investing activities                            (473,647)      (6,427,124)

Cash flows from financing activities:
  Repayments of notes payable and debt obligations                 (3,342,501)      (5,713,621)
  Proceeds from long-term obligations                                  -            10,000,000
  Borrowings under notes and leases                                    -               945,463
								-------------    -------------


  Net cash provided by (used in) financing activities              (3,342,501)       5,231,842

Net decrease in cash                                                  (88,944)        (498,785)
Cash at beginning of period                                            95,790          510,942
								-------------    -------------

Cash at end of period                                           $       6,846    $      12,157
								=============    =============


The accompanying notes are an integral part of these condensed financial statements.

	INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES

	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
			    (Unaudited)

1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly International Airline Support Group, Inc.'s condensed consolidated balance sheets as of November 30, 1994, the condensed consolidated statements of operations for the three and six month periods ended November 30, 1994 and 1993, and the condensed consolidated statements of cash flows for the six month periods then ended.

	The accounting policies followed by the Company are described in the May 31, 1994 financial statements.

	The results of operations for the six months ended November 30, 1994 are not necessarily indicative of the results to be expected for the full year. For interim reporting purposes, certain expenses are based on estimates rather than expenses actually incurred.

2.      Inventories consisted of the following:

					 November 30, 1994     May 31, 1994
					 -----------------     ------------
	Aircraft                                     -           $5,624,922
	Aircraft Parts                           4,588,931        3,094,852
						 ---------        ---------
						$4,588,931       $8,719,774
						 =========        =========

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

	At November 30, 1994, approximately 53% of the ending inventory has been costed under the specific identification method, and the remaining 47% is costed under the pooling method.

3. Primarily as a result of large net losses experienced in fiscal 1994 and further net losses incurred during the six month period ended November 30, 1994, the Company has a significant deficit in working capital and stockholder's equity. Also, as discussed in Part II - Other Information, a class-action complaint has been filed against the Company. Currently, the Company is in noncompliance with certain financial and other covenants under the loan agreements relating to previous borrowings under the 12% Senior
Secured Notes and the 8% Convertible Subordinated Debentures, as well as the equipment lease agreement relating to the assets acquired for International Airline Service Center, Inc. ("IASC"), the Company's repair facility located in Sherman, Texas. The Notes are secured by substantially all the assets of the Company and the Debentures are subordinated to the rights of the Notes.

The Company has worked with lenders for several months to restructure the existing senior debt, however, an agreement has not yet been reached. As discussed in Note 5, on January 31, 1995 the Company assigned its interest in the IASC equipment lease to a third party.

	A principal payment of $3.2 million was due in July 1994 under the 12% Senior Secured Notes Agreement (which was subsequently extended by agreement and paid in September 1994), and $3.2 million is due in July 1995. As a result of the Company's noncompliance with certain covenants as discussed above, $18.9 million is subject to accelerated maturity and, as such, has been classified as a current liability in the Condensed Consolidated Balance Sheet at November 30, 1994.

	As a result of these factors, there exists substantial doubt about the Company's ability to continue in existence. However, the Company has and will continue to take a number of cost-cutting steps to reduce its operating losses, including the closure and sale of assets of IASC (discussed in Note 5) and the elimination of other costs.

4. On January 31, 1995 the Company entered into a Purchase Agreement with Richard R. Wellman and Lynda Wellman (the "Wellmans") and an entity affiliated with the Wellmans, Custom Air Holdings, Inc., a Nevada corporation ("Custom Air"), pursuant to which the Company transferred to Custom Air (i) all of the outstanding shares of common stock of Brent Aviation, Inc. ("Brent"), a Texas corporation, a wholly-owned subsidiary of the Company, (ii) certain spare parts, components, inventory and equipment for Boeing 727 series aircraft, and
(iii) a McDonnell Douglas DC-4 aircraft. In consideration for the foregoing, Custom Air paid the Company $230,000 and agreed to lease a Boeing B-727-100 freighter airplane on a month-to-month basis. In addition, the Wellmans resigned from all positions as officers or directors held by them with the Company and its subsidiaries, granted a proxy to the Company enabling the Company's directors to vote 1,980,000 shares of common stock of the Company held by the Wellmans for a period of two years, and agreed not to compete or interfere with any of the businesses of the Company and its subsidiaries for a period of two years. The Company agreed to pay Lynda Wellman severance equivalent to her current salary for a period of one year. The Company further agreed to terminate its leasehold interest in a facility located at the Grayson County, Texas Airport, allowing Brent to lease such facility for its operations.

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

	As a result of the above transaction, the Company has accounted for the operations and loss and expected disposal of IASC as a separate line item in the accompanying condensed consolidated financial statements. No material gain or loss is expected in connection with the above transaction. The
Company has recorded an accrual of $150,000 for estimated operating losses
IASC will incur through January 31, 1995.

	Results of operations of IASC for the six month period ended November 30, 1994 are as follows:

	Other revenue                            $       98,298
	Cost of sales                                    69,735
	Selling, general and administrative             662,782
	Interest expense                                 39,919
	Depreciation and amortization                    62,731
						       --------
	Pre-tax loss                                   (836,869)
	Tax (benefit)                                      -
																					    ________
	Net loss                                     $ (836,869)


No income tax benefits have been recorded for IASC as the Company has fully exhausted its carryback benefits and recorded a one hundred percent (100%) valuation allowance for net operating loss carryforwards.

6. Net loss per share was computed by dividing net loss by weighted average number of common shares outstanding. The effect of options and warrants is not included because they are anti-dilutive.

7.Supplemental cash flow disclosures:

   Cash payments for interest were $1,345,600 and $1,379,399 for the six months ended November 30, 1994 and 1993, respectively.

8.Commitments and contingencies:

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

RESULTS OF OPERATIONS:

Revenues

	Total revenues for the three and six months ended November 30, 1994 increased 125% and 81%, respectively, to $8.0 million and $16.5 million from $3.5 million and $9.1 million, respectively, for the same periods in the prior fiscal year. Aircraft sales were $4.5 million and $8.7 million for the three and six months ended November 30, 1994, compared to $0 and $2.3 million for the same periods in the prior fiscal year. Aircraft sales during the three and six-month periods ended November 30, 1994 increased because the Company consummated the sale of three DC-9 aircraft to a leasing company for $5.6 million during the period. Included in other revenue in the six month period ended November 30, 1994 is approximately $120,000 in connection with consulting and other services provided to an insurance company.

Cost of Sales

	Cost of sales as a percentage of total revenues for the three and six months ended November 30, 1994 was 78% and 66%, respectively, compared to 63% and 60%, respectively, for the same periods in the prior fiscal year. The Company realized no profit on the $5.6 million sale of three DC-9 aircraft to a leasing company during the quarter ended November 30, 1994 because the carrying value of such aircraft equalled the sales price. As disclosed in the Company's Form 10-K for the fiscal year ended May 31, 1994, the Company incurred unanticipated costs of overhauling the three DC-9 aircraft for delivery. The Company recorded a provision of approximately $2.4 million at May 31, 1994 to reduce the aircraft to the net amount the Company expected to be able to realize upon their sale.

Selling, General and Administrative Expenses

	Selling, general and administrative expenses (SG&A) for the three and six months ended November 30, 1994 increased to $1.2 million and decreased to $2.3 million, respectively, compared to $1.1 million and $2.8 million for the same periods in the prior fiscal year. Included in SG&A for the three months and six months ended November 30, 1994 is $200,000 and $455,000 relating to the operations of Brent, which was sold on January 31, 1995 (see Note 4). Brent was acquired by the Company in November 1993 and thus there was no SG&A incurred by Brent prior to November 1993. Excluding SG&A expenses of Brent, the Company's SG&A during the three months and six months ended November 30, 1994 was $960,000 and $1.8 million. The decrease in SG&A expenses (excluding Brent) during the six months ended November 30, 1994 is the result of the Company's continuing effort to reduce costs, including reductions in personnel.

Interest Expense

	Interest expense for the three and six months ended November 30, 1994 decreased to $592,000 and $1.2 million, respectively, versus $725,000 and $1.3 million, respectively, for the same periods in the prior fiscal year. The decrease in interest expense is due to a net reduction in total debt outstanding at November 30, 1994 versus debt outstanding at November 30, 1993, to $22.8 million from $28.7 million, respectively.

Depreciation and Amortization

	Depreciation and amortization increased to $573,000 and $1.1 million in the three and six months ended November 30, 1994, respectively, from $415,000 and $765,000, respectively, for the same periods in the prior fiscal year. The increase in depreciation and amortization is primarily attributable to the incurrence during the six months ended November 30, 1994 of additional scheduled maintenance checks and mandatory air-worthiness directives on certain of the Company's aircraft held for lease, and an acceleration over prior years of the depreciation of such costs to more closely match the estimated life of the service work.

Losses of Service Center Subsidiary

	As discussed in Note 5 of Notes to Condensed Consolidated Financial Statements, the Company has recorded the net loss of IASC, amounting to $528,266 and $986,869 during the three and six months ended November 30, 1994, respectively, and $444,019 and $512,237, during the three and six months ended November 30, 1993, respectively, as a separate line item included in operations in the accompanying financial statements.

Income Taxes

	No income tax benefits have been recorded in the three and six months ended November 30, 1994 as the Company has fully exhausted its carryback benefits and recorded a one hundred percent (100%) valuation allowance for net operating loss carryforwards.

Liquidity and Capital Resources

	At November 30, 1994, the Company had a working capital deficit of $19.4 million and a current ratio of .34 to 1.0, compared to a working capital deficit of $18.3 million and a current ratio of .46 to 1.0 at May 31, 1994.
The decrease in working capital and current ratio was principally the result of the Company's net loss of $1.9 million incurred during the six months ended November 30, 1994, along with a decrease in inventory of $4.1 million (due primarily to the sale of aircraft) and a reduction in total debt outstanding
of $3.3 million.   As discussed in Note 3, the long term amounts due under the
Company's 12% Senior Secured Notes, 8% Convertible Subordinated Debentures and Service Center equipment lease payable have been classified as current due to noncompliance with certain financial and other covenants under the loan agreements.

	Although the Company has no present plans or commitments for any significant capital improvements or additions that would impact cash flows from investing activities, the Company has required, and will continue to require, additional financing to acquire inventory in order to maintain its operations. Previous borrowings under the 12% Senior Secured Notes and 8% Convertible Subordinated Debentures, and other borrowings have resulted in significant debt service obligations for the Company. Current negotiations between the Company and the holders of its Senior Notes and Debentures may reduce the impact of debt repayments on cash flows from investing activity; however, there can be no assurance that such negotiations will be successfully concluded. Management believes that the Company will have to obtain additional financing or liquidate inventories in order to meet future obligations. If the Company is unable to restructure its existing debt and/or obtain such financing, cash flow from the sale of inventory at current levels will be insufficient to meet the Company's obligations as they become due. If the Company remains in default under the terms of the Senior Notes and Debentures agreements, the holders could accelerate the debt under such instruments, resulting in principal exceeding $21 million becoming immediately payable, which the Company would have no ability to satisfy. The foregoing circumstances could require the Company to cease operations or seek protection from its creditors through judicial reorganization proceedings.

	The Company believes it will have sufficient cash to support its operations through May 31, 1995.

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

PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

	In February 1991, Admark International, Ltd. ("Admark") brought suit in the Dade County Circuit Court against the Company alleging that IASG is obligated to Admark for the payment of spare parts brokerage commissions in excess of $0.5 million. In November 1994 the Company received an unfavorable judgment arising from the suit and recorded an accrual of $825,000 at May 31, 1994, representing final judgment of $500,000 and accrued interest of $325,000. On January 31, 1995 the Company reached a settlement with Admark to pay $520,000 as follows; $135,000 on January 31, 1995 and $35,000 quarterly through October 1997. The Company will adjust the settlement accrual in the fiscal quarter ended February 28, 1995.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.
						  Exhibit                                                 Page Number or
Number  Description                               Method of Filing

10.1    Purchase Agreement, dated January __,     Incorporated by reference
	1995, by and among International          to Exhibit 10.1 to the Comp-
	Airline Support Group, Inc., Richard R.   any's Quarterly Report on Form
	Wellman, Lynda Wellman and Custom Air     10-Q/A for the quarter ended
	Holdings, Inc., including as an exhibit   August 31, 1994.
	the "General Proxy" executed by
	Richard R. Wellman and Lynda Wellman.

10.2    Assignment and Assumption Agreement,      Incorporated by reference to
	dated January 31, 1995, between           Exhibit 10.2 to the Company's
	International Airline Service Center,     Quarterly Report on Form
	Inc. and Express One International, Inc.  10-Q/A for the quarter ended
						  August 31, 1994.

 (b)    Reports on Form 8-K.
A report on Form 8-K dated September 15, 1994 was filed by the Company during the quarter for which this report is filed. The Form 8-K reported the Company's inability to file its Annual Report on Form 10-K for the fiscal year ended May 31, 1994 by the required filing date.

	INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES



	SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report on Form 10-Q/A to be signed on its behalf by the undersigned thereunto duly authorized.



INTERNATIONAL AIRLINE SUPPORT GROUP, INC.
		(Registrant)




/s/ Robert K. Norris                                 August 14,1995
ROBERT K. NORRIS
Vice President-Finance