Form 10-Q/A
period 1994-08-31
INTERNATIONAL AIRLINE SUPPORT GROUP INC
filed 1995-08-23
CIK 859307

		 SECURITIES AND EXCHANGE COMMISSION
		      Washington, D.C. 20549

			   FORM 10-Q/A


(Mark One)

[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

For the quarterly period ended February 28, 1995 or

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




	Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
			       YES X               NO
				  -------            -------

	APPLICABLE ONLY TO CORPORATE ISSUERS:

	Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

	The number of shares of the Company's common stock outstanding as of March 24, 1995 was 4,041,779.

								 FORM 10-Q/A


	INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES


	(Pursuant to Rule 12b-15, the complete text of each item being amended is set forth in this Amendment.
	The text of items not being amended has been omitted.)


	INDEX
								Page No.
Part I  FINANCIAL INFORMATION

		Item 1.  Financial Statements

		Condensed Consolidated Balance Sheets
		  February 28, 1995 and May 31, 1994                   3

		Condensed Consolidated Statements of Operations
		  Three Months and Nine Months ended
		  February 28, 1995 and 1994                           4

		Condensed Consolidated Statements of Cash Flows
		  Nine Months ended February 28, 1995 and 1994         5

		Notes to Condensed Consolidated Financial Statements   6

		Item 2.  Management's Discussion and Analysis of
		   Results of Operations and Financial Condition      10

PART II OTHER INFORMATION

		Item 1.  Legal Proceedings                            13

		Item 3.  Defaults Upon Senior Securities              13

		Item 6.  Exhibits and Reports on Form 8-K             14

	INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES

		   CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS                                              February 28, 1995    May 31, 1994
						       (Unaudited)          (Note)*
						     ----------------    -------------
Current assets:
  Cash                                               $     276,289       $      95,790
  Accounts receivable, net of allowance for
    doubtful accounts of $586,000 and $940,000 at
    February 28,1995 and May 31, 1994, respectively      3,098,382           3,817,023
  Notes receivable                                         518,929           1,120,000
  Income tax refund receivable                              40,000           1,930,000
  Inventories                                            4,422,387           8,719,774
  Other current assets                                     121,032             162,055
						     -------------        ------------
     Total current assets                                8,477,019          15,844,642

Property and equipment
  Land                                                     330,457             330,457
  Aircraft held for lease                                7,757,035           7,227,835
  Building and leasehold improvements                      715,772             789,340
  Machinery and equipment                                  940,948           2,191,999
						     -------------         -----------
							 9,744,212          10,539,631
  Less accumulated depreciation                          3,159,344           2,233,680
						     -------------         -----------
							 6,584,868           8,305,951
						     -------------         -----------
Other assets:
  Deferred debt costs, net                                 935,857           1,224,401
  Deposits and other assets                                 21,895             178,322
						  $     16,019,639    $     25,553,316
						  ================    ================

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Current maturities of long term obligations     $      1,826,686    $      3,531,228
  Long-term obligations in technical default
    classified as current                               18,083,334          22,156,720
  Bank overdrafts                                            -                 410,570
  Accounts payable and accrued expenses                  5,636,686           8,057,838
						   ---------------     ---------------
     Total current liabilities                          25,546,706          34,156,356

Long-term obligations, less current maturities             452,228             485,020

Commitments and contingencies                                 -                   -

Stockholders' equity (deficit):
  Common stock                                               4,042               4,042
  Additional paid-in capital                             2,654,332           2,654,332
  Retained earnings (deficit)                          (12,637,669)        (11,746,434)
						   ----------------     ---------------
     Total stockholders' equity (deficit)               (9,979,295)         (9,088,060)
						   ----------------     ---------------

						   $    16,019,639      $   25,553,316
						   ===============      ==============

*Condensed from audited financial statements.
The accompanying notes are an integral part of these condensed financial statements.

	INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES

	      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
			       (Unaudited)

				   Three Months Ended               Nine Months Ended
				      February 28,                      February 28,
				 1995              1994             1995           1994
			     ----------        ----------       -----------    -----------
Revenues
  Net sales                  $3,380,806        $3,684,520       $18,248,074    $12,290,444
  Lease revenue                 774,278           920,400         2,189,778      1,393,414
  Other revenue                 352,462            61,884           590,628         97,836
			     ----------        ----------       -----------    -----------
     Total revenues           4,507,546         4,666,804        21,028,480     13,781,694

Cost of sales                 2,044,978        10,469,332        14,910,941     15,934,628
Selling, general and
  administrative expenses     1,005,113         1,639,592         3,322,197      4,419,177
(Recovery) provision for
  doubtful accounts            (194,095)        1,044,429          (291,602)     1,007,646
Interest expense                516,274           590,213         1,754,892      1,906,844
Depreciation and amortization   563,793           554,681         1,699,085      1,319,529
Unusual and non-recurring
  items                        (177,115)            --             (177,115)         --
(Income) Loss of service
center subsidiary              (285,552)          431,609           701,317        943,846
			      ----------        ---------         ----------     ---------
Income (loss)
  before income taxes,equity
  in loss of joint venture
  and extraordinary item      1,034,150       (10,063,052)         (891,235)   (11,749,976)

Income tax benefit               --            (3,589,000)            --        (4,011,000)
			      ---------       ------------          --------   ------------
Income (loss)
  before equity in loss of
  joint venture and
  extraordinary item          1,034,150        (6,474,052)         (891,235)    (7,738,976)

Equity in loss of joint
  venture                        --               (51,412)             --         (180,356)
			      ---------        -----------         ----------   -----------
Income (loss) before
  extraordinary item          1,034,150        (6,525,424)         (891,235)    (7,919,332)

Extraordinary loss on the
  extinguishment of debt         --                 --                 --         (232,334)
			      ---------         ----------         ---------   ------------

Net income (loss)            $1,034,150       $(6,525,464)        $(891,235)   $(8,151,666)
			     ==========       ============        ==========   ============

Per share data:

Weighted average shares       4,041,779         4,111,779          4,041,779     4,087,048
			     ==========       ===========          =========    ==========
Income (loss) per common
  share and common
  equivalent shares
Income (loss) before
  extraordinary item              $0.26            $(1.59)            $(0.22)       $(1.93)
Extraordinary item                  --                --                 --          (0.06)
Net income (loss)                 $0.26            $(1.59)            $(0.22)       $(1.99)
			      =========         ==========          =========    ==========


The accompanying notes are an integral part of these condensed financial statements.

	INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES

	     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
				   (unaudited)

									 Nine Months ended
									    February 28,
								       1995            1994
								--------------   --------------
Cash flows from operating activities:
Net loss                                                        $    (891,235)   $  (8,151,666)
Adjustments to reconcile net loss to net cash
 provided by operating activities:
   Depreciation and amortization                                    1,889,145        1,394,529
   Provision for doubtful accounts                                    350,000           -
   Gain on disposal of discontinued subsidiary                        (70,628)          -
   Extraordinary loss on early extinguishment of debt                  -               232,334
   Increase in deferred debt cost                                      -              (893,436)
   Equity in loss of joint venture                                     -               180,356
   Decrease in notes receivable                                       601,071          800,000
   Changes in assets and liabilities                                3,921,756       10,952,949
								    ---------       ----------
     Total adjustments                                              6,691,344       12,666,732

     Net cash provided by operating activities                      5,800,109        4,515,066

Cash flows from investing activities:
  Capital expenditures                                               (706,482)     (10,395,915)
  Restricted cash                                                      -               348,472
   Investment in joint venture                                         -              (100,000)
								    ----------     ------------
  Net cash used in investing activities                              (706,482)     (10,147,443)

Cash flows from financing activities:
  Repayments of notes payable and debt obligations                 (4,913,128)      (5,787,376)
  Proceeds from long-term obligations                                  -            10,000,000
  Borrowings under notes and leases                                    -             1,018,156
								-------------    --------------

  Net cash provided by (used in) financing activities              (4,913,128)       5,230,780

Net increase (decrease) in cash                                       180,499         (401,597)
Cash at beginning of period                                            95,790          510,942
								-------------    -------------

Cash at end of period                                           $     276,289    $     109,345
								=============    =============


The accompanying notes are an integral part of these condensed financial statements.

	INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES

	    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
				(Unaudited)

1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments and, with respect to the nine-month period ended February 28, 1994, the adjustments referred to in Note 7 below) necessary to present fairly International Airline Support Group, Inc.'s condensed consolidated balance sheets as of February 28, 1995 and May 31, 1994, the condensed consolidated statements of operations for the three and nine month periods ended February 28, 1995 and 1994, and the condensed consolidated statements of cash flows for the nine month periods ended February 28, 1995 and 1994, and the condensed consolidated statements of cash flows for the nine month periods then ended.

	The accounting policies followed by the Company are described in the May 31, 1994 financial statements.

	The results of operations for the nine months ended February 28, 1995 are not necessarily indicative of the results to be expected for the full year. For interim reporting purposes, certain expenses are based on estimates rather than actually incurred.

2.      Inventories consist of the following:

				February 28, 1995       May 31, 1994
				-----------------       ------------
	Aircraft                            -            $ 3,094,852
	Aircraft Parts                $ 4,422,387          5,624,922
					---------          ---------
				      $ 4,588,931        $ 8,719,774
					=========          =========

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

	At February 28, 1995, approximately 57% of the ending inventory has been costed under the specific identification method, and the remaining 43% is costed under the pooling method.

3. Primarily as a result of large net losses experienced in fiscal 1994 and further net losses incurred during the nine month period ended February 28, 1995, the Company has a significant deficit in working capital and stockholder's equity. Also, as discussed in Part II - Other Information, a class-action complaint has been filed against the Company. Currently, the Company is in noncompliance with certain financial and other covenants under the loan agreements relating to previous borrowings under the 12% Senior Secured Notes and the 8% Convertible Subordinated Debentures. The Notes are secured by substantially all the assets of the Company and the Debentures are subordinated to the rights of the Notes. The Company has worked with lenders for several months to restructure the existing senior debt, however, an agreement has not yet been reached.

	A principal payment of $3.2 million was due in July 1994 under the 12% Senior Secured Notes Agreement (which was subsequently extended by agreement and paid in September 1994), $1.5 million was paid in December 1994, and $1.8 million is due in July 1995. As a result of the Company's noncompliance with certain covenants as discussed above, $18.1 million is subject to accelerated maturity and, as such, has been classified as a current liability in the Condensed Consolidated Balance Sheet at February 29, 1995.

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

	In connection with the above transaction the Company recorded a loss of $180,000 which is included in unusual and non-recurring items in the accompanying Condensed Consolidated Statements of Operations (see also Note 6.).

5. In June 1994, the Company's Board of Directors unanimously voted to cease operations and to sell or otherwise dispose of IASC following the sale of certain aircraft being serviced under contract by IASC. During the fourth quarter of 1994 IASC fulfilled its obligations to service the aircraft and ceased operations. On January 31, 1995, IASC entered into an agreement with Express One International, Inc., a Delaware corporation ("Express One"), pursuant to which IASC assigned its interest in a certain equipment lease with CIT Group/Equipment Financing, Inc. to Express One, and Express One assumed IASC's interests and obligations under such lease. In addition, IASC transferred to Express One certain additional assets that served as
collateral under the CIT lease.   Pursuant to the transaction, IASC disposed
of substantially all of its operating assets. IASC also agreed to terminate two leases relating to a warehouse and hanger at the Grayson County, Texas Airport, allowing Express One to lease such facilities for its operations.
The remaining assets of IASC will be liquidated to satisfy IASC's outstanding liabilities, consisting primarily of unsecured trade payables. The Company has not yet determined whether to dispose of IASC's common stock.

	As a result of the above transaction, the Company has accounted for the operations and loss on disposal of IASC as a separate line item in the accompanying condensed consolidated financial statements. For the three and nine months ended February 28, 1995, IASC had net income of $286,000 and a net loss of $701,000, respectively. Net income of $286,000 reported by IASC during the three months ended February 28, 1995 was due to several factors, including a gain of $71,000 realized on the Express One transaction resulting from the excess of the principal balance of the debt assumed by Express One over the net book value of assets transferred (principal balance of debt assumed by Express One was $898,000; net book value of assets transferred was $827,000), settlements of certain trade payables for amounts less than face value, and actual costs of IASC's operations through January 31, 1995 being less than amounts estimated and accrued as of the November 30, 1994 Form 10Q.

6. During the three months ended February 28, 1995 the Company incurred certain unusual and non-recurring transactions as follows: (a) the Wellman transaction discussed in Note 4., which resulted in a loss of $180,000 consisting of accrued severance pay to Lynda Wellman and the excess of net book value of assets sold to the Wellmans over amounts received, and (2) a gain of $357,000 relating to settlement of litigation which had previously been accrued for at an amount in excess of the settlement amount (see Part II
- Other Information.)

7. Net loss per share was computed by dividing net loss by weighted average number of common shares outstanding. The effect of options and warrants is not included because they are anti-dilutive.

8.      Supplemental cash flow disclosures:

	Cash payments for interest were $1,692,000 and $2,061,000 for the nine months ended February 28, 1995 and 1994, respectively.

	In connection with the transaction between IASC and Express One discussed in Note 5. above, IASC transferred to Express One certain assets with a net book value of approximately $827,000 and Express One assumed IASC's equipment lease payable with a principal balance of approximately $898,000, resulting in a net gain of $71,000.

9.      Commitments and contingencies:

	In February 1991, Admark International, Ltd. ("Admark") brought suit in the Dade County Circuit Court against the Company alleging that IASG is oblig-ated to Admark for the payment of spare parts brokerage commissions in excess $0.5 million. In November 1994 the Company received an unfavorable judgment arising from the suit and recorded an accrual of $825,000 at May 31, 1994, representing final judgment of $500,000 and accrued interest of $325,000. On January 31, 1995 the Company reached a settlement with Admark to pay $520,000
as follows:   $135,000 on January 31, 1995 and $35,000 quarterly through
October 1997. In connection with the settlement, during the three months ended February 28, 1995 the Company recorded a gain of $357,000 to adjust the accrual to the present value of the future payments. The gain is included in unusual and non-recurring items in the accompanying Condensed Consolidated Statements of Operations.

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

	INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
			    FINANCIAL CONDITION

	The following is management's discussion and analysis of certain signi-ficant factors which have affected the Company's operating results and financial position during the periods included in the accompanying condensed consolidated financial statements.

RESULTS OF OPERATIONS:

Revenues

	Total revenues for the three and nine months ended February 28, 1995 decreased 3% and increased 53%, respectively, to $4.5 million and $21.0 million from $4.7 million and $13.8 million, respectively, for the same periods in the prior fiscal year. Aircraft and engine sales were $9.2 million for the nine months ended February 28, 1995, compared to $3.1 million for the same period in the prior fiscal year. Included in other revenue during the three and nine months ended February 28, 1995 is $286,000 of cash received representing interest past due on a note receivable from an African carrier. The Company had not been accruing interest income on the note receivable due to certain uncertainties in collecting the funds. Also included in other revenue in the nine months ended February 28, 1995 is approximately $120,000 received in connection with consulting and other services provided to an insurance company.

Cost of Sales

	Cost of sales as a percentage of total revenues for the three and nine months ended February 28, 1995 was 45% and 71%, respectively, compared to 179% and 100%, respectively, for the same periods in the prior fiscal year. During the three and nine months ended February 28, 1994 the Company recorded adjustments of $5 million to reduce the carrying value of certain inventory due to continuing poor market conditions. Exclusive of these adjustments, cost of sales as a percentage of total revenues would be 72% and 64% for the three and nine months ended February 28, 1994. The improvement in cost of sales as a percentage of total revenues from the three months ended February 28, 1994 to the three months ended February 28, 1995 is due primarily to the Company realizing higher margins on engine and certain large dollar parts sales.

Selling, General and Administrative Expenses

	Selling, general and administrative expenses (SG&A) for the three and nine months ended February 28, 1995 decreased to $1.0 million and $3.3 million, respectively, compared to $1.5 million and $4.3 million for the same periods in the prior fiscal year. The decrease in SG&A expenses during the three and nine months ended February 28, 1995 is the result of the Company's continuing effort to reduce costs, including reductions in personnel.

(Recovery) Provision for Doubtful Accounts

(Recovery) provision for doubtful accounts was $(194,000) and $(292,000) in the three and nine months ended February 28, 1995 compared to $1.0 million and $1.0 million in same periods of the prior fiscal year. During the three months ended February 28, 1995, the Company, primarily through litigation, recovered approximately $540,000 of accounts receivable which had been written off or reserved during the fiscal year ended May 31, 1994. The recoveries were offset during the three months ended February 28, 1995 by a provision for doubtful accounts of $350,000. During the three months ended February 28, 1994 the Company wrote off or reserved approximately $1.0 million of accounts deemed to be uncollectible.

Interest Expense

	Interest expense for the three and nine months ended February 28, 1995 decreased to $516,000 and $1.8 million, respectively, versus $590,000 and $1.9 million, respectively, for the same periods in the prior fiscal year. The decrease in interest expense is due to a net reduction in total debt outstanding at February 28, 1995 versus debt outstanding at February 28, 1994, to $20.3 million from $26.2 million, respectively.


Depreciation and Amortization

	Depreciation and amortization increased to $564,000 and $1.7 million in three and nine months ended February 28, 1995, respectively, from $555,000 and $1.3 million, respectively, for the same periods in the prior fiscal year. The increase in depreciation and amortization is primarily attributable to the incurrence during the nine months ended February 28, 1995 of additional scheduled maintenance checks and mandatory air-worthiness directives on certain of the Company's aircraft held for lease, and an acceleration over prior years of the depreciation of such costs to more closely match the estimated life of the service work.

Unusual and Non-recurring Items

Included in unusual and non-recurring items is an expense of $180,000 incurred in connection with the Wellman transaction discussed in Notes 4. and 6. of Notes to Condensed Consolidated Financial Statements, and a gain of $357,000 relating to settlement of litigation which had previously been accrued for at an amount in excess of the settlement amount (see Part II - Other Information).

(Income) Loss of Service Center Subsidiary

	As discussed in Note 5. of Notes to Condensed Consolidated Financial Statements, the Company has recorded the net (income) loss of IASC, amounting to $(285,552) and $701,317 during the three and nine months ended February 28, 1995, respectively, and $431,609 and $943,846 during the three and nine months ended February 28, 1994, respectively, as a separate line item included in operations in the accompanying financial statements.

Income Taxes

	No income tax benefits have been recorded in the three and nine months ended February 28, 1995 as the Company has fully exhausted its carryback benefits and recorded a one hundred percent (100%) valuation allowance for net operating loss carryforwards.

 Liquidity and Capital Resources

	At February 28, 1995, the Company had a working capital deficit of $17.1 million and a current ratio of .33 to 1.0, compared to a working capital deficit of $18.3 million and a current ratio of .46 to 1.0 at May 31, 1994. The decrease in working capital deficit was principally the result of a reduction in total debt outstanding of $5.8 million and a reduction in accounts payable and accrued expenses of $2.4 million, offset by the Company's net loss of $891,000 incurred during the nine months ended February 28, 1995 and a decrease in inventory and income tax receivable of $4.1 million (due primarily to the sale of aircraft) and $1.9 million, respectively. As discussed in Note 3. of Notes to Condensed Consolidated Financial Statements, the long term amounts due under the Company's 12% Senior Secured Notes and 8% Convertible Subordinated Debentures have been classified as current due to noncompliance with certain financial and other covenants under the loan agreements.

	Although the Company has no present plans or commitments for any signi-ficant capital improvements or additions that would impact cash flows from investing activities, the Company has required, and will continue to require, additional financing to acquire inventory in order to maintain its operations. Previous borrowings under the 12% Senior Secured Notes and 8% Convertible Subordinated Debentures, and other borrowings have resulted in significant debt service obligations for the Company. Current negotiations between the Company and the holders of its Senior Notes and Debentures may reduce the impact of debt repayments on cash flows from investing activity; however, there can be no assurance that such negotiations will be successfully concluded. Management believes that the Company will have to obtain additional financing or liquidate inventories in order to meet future obligations. If the Company is unable to restructure its existing debt and/or obtain such financing, cash flow from the sale of inventory at current levels will be insufficient to meet the Company's obligations as they become due. If the Company remains in default under the terms of the Senior Notes and Debentures agreements, the holders could accelerate the debt under such instruments, resulting in principal of approximately $20 million becoming immediately payable, which the Company would have no ability to satisfy. The foregoing circumstances could require the Company to cease operations or seek protection from its creditors through judicial reorganization proceedings.

	The Company believes that it will have sufficient cash to support its operations through May 31, 1995.

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

	INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES



PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

	In February 1991, Admark International, Ltd. ("Admark") brought suit in the
Dade County Circuit Court against the Company alleging that IASG is obligated to Admark for the payment of spare parts brokerage commissions in excess of
$0.5 million.  In November 1994 the Company received an unfavorable judgment arising from the suit and recorded an accrual of $825,000 at May 31, 1994, representing final judgment of $500,000 and accrued interest of $325,000.  On
January 31, 1995 the Company reached a settlement with Admark to pay $520,000 as follows;  $135,000 on January 31, 1995 and $35,000 quarterly through
October 1997.  In connection with the settlement, during the three months ended February 28, 1995 the Company recorded a gain of $357,000 to adjust the accrual to the present value of the future payments.  The gain is included in unusual and non-recurring items in the accompanying Condensed Consolidated
Statements of Operations.

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

	In July 1993, Viglass Aviation ("Viglass") filed a complaint against he Company claiming that Viglass was entitled to payment of $681.750 under a commission agreement with the Company relating to the sale of certain aircraft to one of the Company's significant customers. The plaintiff has offered to settle the litigation in exchange for a $50,000 payment by the Company; therefore, the Company does not expect this litigation to have a material financial impact on the Company.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

Exhibit                                         Page Number or
Number  Description                             Method of Filing

10.1    Purchase Agreement, dated January __,   Incorporated by reference to
	1995, by and among International        Exhibit 10.1 to the Company's
	Airline Support Group, Inc., Richard R. Quarterly Report on Form 10-Q/A
	Wellman, Lynda Wellman and Custom Air   for the quarter ended
	Holdings, Inc., including as an exhibit August 31, 1994.
	the "General Proxy" executed by
	Richard R. Wellman and Lynda Wellman.


10.2    Assignment and Assumption Agreement,    Incorporated by reference to
	dated January 31, 1995, between         Exhibit 10.2 to the Company's
	International Airline Service Center,   Quarterly Report on Form 10-Q/A
	Inc. and Express One International,     for the quarter ended
	Inc.                                    August 31, 1994.

(b)     Reports on Form 8-K.

	A report on Form 8-K dated January 31, 1995 was filed by the Company during ther for which this report is filed. The Form 8-K reported the consummation of the transaction contemplated by the Purchase Agreement, dated January __, 1995, by and among the Company, Richard R. Wellman, Lynda Wellman and Custom Air Holdings, Inc.

	INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES



	SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report on Form 10-Q/A to be signed on its behalf by the undersigned thereunto duly authorized.



INTERNATIONAL AIRLINE SUPPORT GROUP, INC.
		(Registrant)


/s/ Robert K. Norris                             August 14, 1995
ROBERT K. NORRIS                                       Date
Vice President-Finance