Form 10-K
period 1995-05-31
INTERNATIONAL AIRLINE SUPPORT GROUP INC
filed 1995-08-29
CIK 859307

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

          [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended MAY 31, 1995

          [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the transition period from
                                ---------------- to ---------------

                         Commission File Number 0-18352
                                                -------

               INTERNATIONAL AIRLINE SUPPORT GROUP, INC.
- ------------------------------------------------------------------------
          (Exact name of Registrant as specified in its charter)

               Delaware                                59-2223025
- -----------------------------------------    -----------------------------------
(State or other jurisdiction of              (I.R.S.Employer Identification No.)
 incorporation or organization)

8095 N.W. 64th Street, Miami, Florida                        33166
- --------------------------------------       -----------------------------------
(Address of principal executive offices)                   (Zip Code)

       Registrant's telephone number, including area code:   (305) 593-2658
                                                           -------------------

        Securities registered pursuant to Section 12(b) of the Act:  None

           Securities Registered pursuant to Section 12(g) of the Act:

                                               Name of each exchange
          Title or Class                       on which registered
- --------------------------------------     -----------------------------
     Common Stock, $.001 par value                     None

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

          At August 11, 1995, the aggregate market value of common stock held by non-affiliates of the Registrant was approximately $804,940.

          The number of shares of the Registrant's Common Stock outstanding as of August 11, 1995 was 4,041,779.

                   DOCUMENTS INCORPORATED BY REFERENCE:  NONE

                    INTERNATIONAL AIRLINE SUPPORT GROUP INC.
                           ANNUAL REPORT OF FORM 10-K
                         FOR THE YEAR ENDED MAY 31, 1995


                                TABLE OF CONTENTS

                                                                           PAGE

PART I

     Item 1.   Business. . . . . . . . . . . . . . . . . . . . . . . . . . . I-3
     Item 2.   Properties. . . . . . . . . . . . . . . . . . . . . . . . . . I-9
     Item 3.   Legal Proceedings . . . . . . . . . . . . . . . . . . . . . .I-10
     Item 4.   Submission of Matters to a Vote of Security Holders . . . . .I-10


PART II

     Item 5.   Market for Registrant's Common Stock
               and Related Stockholder Matters . . . . . . . . . . . . . . .II-1
     Item 6.   Selected Financial Data . . . . . . . . . . . . . . . . . . .II-1
     Item 7.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations . . . . . . . .II-3
     Item 8.   Financial Statements and Supplementary Data . . . . . . . . .II-8
     Item 9.   Changes in and Disagreements with Accountants
               on Accounting and Financial Disclosure. . . . . . . . . . . .II-8


PART III

     Item 10.  Directors and Executive Officers of the Registrant. . . . . III-1
     Item 11.  Executive Compensation. . . . . . . . . . . . . . . . . . . III-2
     Item 12.  Security Ownership of Certain Beneficial
               Owners and Management . . . . . . . . . . . . . . . . . . . III-5
     Item 13.  Certain Relationships and Related Transactions. . . . . . . III-7


PART IV

     Item 14.  Exhibits, Financial Statement Schedules and
               Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . IV-1


SIGNATURES   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . IV-5

                      [This Page Intentionally Left Blank]

                                     PART I
ITEM 1.  BUSINESS.

GENERAL

     International Airline Support Group, Inc. ("IASG" or the "Company") is a worldwide supplier of spare parts and equipment to the aviation industry. Since its inception in 1982, the Company has become a primary source of replacement parts for widely operated aircraft models which are no longer in production, such as the McDonnell Douglas DC-8 ("DC-8") and DC-9 ("DC-9"). Currently, the Company specializes in replacement parts for the DC-9 aircraft. Management believes that the Company has one of the most extensive inventories of after-market DC-9 parts in the industry. For the fiscal year ended May 31, 1995, IASG supplied parts to over 500 customers worldwide.

RECENT DEVELOPMENTS
      On January 31, 1995, IASG entered into a Purchase Agreement with Richard R. Wellman and Lynda Wellman (the "Wellmans") and an entity affiliated with the Wellmans, Custom Air Holdings, Inc., a Nevada corporation ("Custom Air"), pursuant to which IASG transferred to Custom Air (i) all of the outstanding shares of common stock of Brent Aviation, Inc., which was a wholly-owned subsidiary of IASG ("Brent"), (ii) certain spare parts, components, inventory and equipment for Boeing 727 series aircraft, and (iii) a McDonnell Douglas DC-4 aircraft. In consideration for the foregoing, Custom Air paid IASG $230,000 and agreed to lease a Boeing B-727-100 freighter airplane on a month-to-month basis. In addition, the Wellmans resigned from all positions as officers or directors held by them with IASG and its subsidiaries, granted a proxy to IASG enabling IASG's directors to vote 1,980,000 shares of common stock of IASG held by the Wellmans for a period of two years, and agreed not to compete or interfere with any of the businesses of IASG and its remaining subsidiaries for a period of two years. IASG agreed to pay Lynda Wellman severance equivalent to her current salary for a period of one year. IASG further agreed to terminate its leasehold interest in a facility located at the Grayson County, Texas Airport, allowing Brent to lease such facility for its operations.

     On January 31, 1995, International Airline Service Center, Inc., which is a wholly-owned subsidiary of the Company ("IASC"), entered into an agreement with Express One International, Inc., a Delaware corporation ("Express One"), pursuant to which IASC assigned its interest in a certain equipment lease with CIT Group/Equipment Financing, Inc. to Express One, and Express One assumed IASC's interests and obligations under such lease. In addition, IASC transferred to Express One certain additional assets that served as collateral under the CIT lease. Pursuant to the transaction, IASC disposed of substantially all of its operating assets. IASC also agreed to terminate two leases relating to a warehouse and hanger at the Grayson County, Texas Airport, allowing Express One to lease such facilities for its operations.

     On May 26, 1995, IASG received a notice of payment blockage from the holder (the "Majority Noteholder") of a majority of the outstanding principal amount of the Company's 12% Senior Secured Notes due July 17, 1997 (the "Senior Notes"). Citing a continuing Event of Default under the agreement governing the Senior Notes as a result of the Company's noncompliance with certain financial covenants, the Majority Noteholder demanded that the scheduled interest payment which would otherwise have been payable on May 31, 1995 to holders of the Company's 8% Convertible Subordinated Debentures due August 31, 2003 (the "Subordinated Debentures") not be paid. As a result of the Company's receipt of the notice of payment blockage, the Company did not make its scheduled May 31, 1995 interest payment to the holders of the Subordinated Debentures and is prohibited from making any other payments with respect to the Subordinated Debentures until the earlier of (i) the expiration of a 180-day period commencing upon the date of the Company's receipt of such notice (the "Payment Blockage Period") or (ii) the receipt by the Company of written notice from the Majority Noteholder terminating such Payment Blockage Period. The aggregate interest payment due on May 31, 1995 was $200,000. The Company did not make its scheduled July 17, 1995 principal payment to the holders of the Senior Notes. The aggregate principal payment due on July 17, 1995 was approximately $1.8 million.

     The failure to make the May 31, 1995 interest payment to the holders of the Subordinated Debentures and the July 17, 1995 principal payment to the holders of the Senior Notes constitutes an Event of Default under the agreements governing the Senior Notes and the Subordinated Debentures. If the Company remains in default under the terms of the Senior Notes and the Subordinated Debentures, the holders of such instruments could accelerate the debt, resulting in principal of approximately $20 million becoming immediately due and payable. The Company would have no ability to repay such indebtedness if it were to be accelerated. The foregoing circumstances could require the Company to cease operations or to seek protection from its creditors through judicial reorganization proceedings.

     The Company has conducted preliminary negotiations with certain major holders of the Senior Notes and the Subordinated Debentures. There can be no assurance that the Company will be able to consummate a restructuring of its indebtedness.

COMPANY STRATEGY

     The Company's strategy is to capitalize on the limited availability of spare and replacement parts for certain widely operated aircraft models which are no longer in production. In the 1980s, management implemented this strategy by parting out DC-8 aircraft and reselling the resulting spare parts. Based upon the Company's success in parting out DC-8 aircraft, which ceased production in 1972, the Company began purchasing and parting out DC-9 aircraft in 1991. Production of DC-9 aircraft ceased in 1982. The DC-8 and DC-9 aircraft have life expectancies that exceed the manufacturer's original estimates. The Company currently specializes in replacement parts for DC-9 aircraft. Beginning in 1992, the Company began purchasing and parting out Boeing 727 aircraft. IASG has acquired thirty-eight DC-8, eight DC-9, and six Boeing 727 aircraft for parting out since the Company began operations. In addition, the Company purchased the original testbed MD-80 from McDonnell Douglas and parted it out. The Company's extensive inventory of DC-9 parts also enables it to obtain sales from operators of the MD-80 because a substantial number of DC-9 parts may be used on the MD-80.

     Traditionally, the Company obtained most of its parts inventory by parting out high quality aircraft. Although management expects that, if financing is available, it may acquire additional aircraft for parting out aircraft, management believes that the principal source of its inventory acquisitions during the next fiscal year will be purchases of excess inventory from aircraft operators. In the past, the Company acquired aircraft for parting out only if its initial estimate of the timing and value of parts sales for such aircraft would allow the Company to recover the purchase price within 180 days through the sale of a portion of parts, and to sell the remaining parts for amounts in excess of the purchase price over the subsequent five years. Aircraft that are available at part out prices are increasingly difficult to locate because of, among other things, the continued trend of start-up, low-cost airlines that use narrow-body aircraft such as the DC-9. However, the emergence of the start-up, low-cost airlines has enhanced the value of the Company's existing inventory because in order to assure reliable operations, the airlines need to maintain a minimum supply of spare parts or establish relationships with spare parts suppliers. Because of IASG's position as a primary source of spare parts for the DC-9 aircraft and because the start-up airlines generally lack the resources to maintain extensive supplies of spare parts, the Company believes that it will continue to be an active supplier for the start-up airlines.

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

     Management believes that its customer relationships are important to the Company's operational success. The Company has established relationships with many domestic and foreign aircraft operators and, subject to the availability of financing, maintains an adequate level of inventory in order to service such customers in a timely manner. Management believes that availability and timely delivery of spare parts are the primary factors considered by customers when making a spare parts purchase decision.

INDUSTRY OVERVIEW

     GENERAL. According to the World Jet Airplane Inventory for year-end 1994, the combined aircraft fleets of aircraft operators throughout the world at December 31, 1994 consisted of approximately 12,112 jet aircraft, the average age of which is currently 12.7 years. A significant number of the spare parts used in these aircraft are supplied by different types of companies, including original equipment manufacturers ("OEMs") and numerous distributors, fixed-base operators, FAA-certified overhaul facilities, traders and brokers. Management believes that the fragmented nature of the aircraft spare parts industry creates opportunities for small well-financed companies with proven infrastructures to exploit niche markets in certain types of aircraft, such as the DC-8 and DC-9. To date, the larger companies in the aircraft aftermarket have focused their resources on newer aircraft models.

     Economic factors have prompted many airlines to defer aircraft procurement programs and extend the useful life of older equipment. Consequently, many aircraft operators are postponing, deferring or canceling orders for new aircraft and are retaining their older aircraft. Certain U.S. and European operators have implemented measures such as the installation of FAA-approved hush kits and extended life maintenance programs to extend the useful lives of older aircraft in their fleets. In addition, many foreign and domestic start-up aircraft operators are establishing their fleets through the acquisition of the less expensive second generation aircraft even though such older aircraft typically require more maintenance and replacement parts than new aircraft.

     Furthermore, increased competition in the airline industry has led to the emergence of several start-up low-cost airlines, including ValuJet, Spirit Airlines and Reno Air. The start-up airlines generally offer service on specific high traffic, short-haul routes rather than attempting to compete with the extensive hub-and-spoke systems used by the major carriers to obtain long-haul traffic. Second generation aircraft (such as the DC-9) are able to operate profitably on the high-traffic, short-haul routes.

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

     As OEMs cease manufacturing replacement parts, and as other sources of new parts become increasingly more scarce, aircraft operators must locate alternative sources for quality used parts to maintain the reliable operation of their aircraft. Often, aircraft operators will opt for quality used parts even when new parts are still in production. Used aircraft parts must meet the same FAA standards as new parts but generally cost less than the same new parts, and are often available with shorter lead times.

     Major U.S. carriers are reducing the size of their surplus parts inventories. These inventory reductions have increased many carriers' reliance on aftermarket suppliers to provide parts which are no longer in production. As airlines continue to push for a just-in-time inventory procurement process, inventory storage and handling devolves to suppliers such as IASG.

     NOISE ABATEMENT REGULATIONS. The FAA classifies aircraft in three groups, Stage 1, Stage 2 and Stage 3, in order of decreasing noise characteristics. In 1980 the FAA adopted a rule prohibiting the operation of Stage 1 aircraft in or to the United States. In response to a Congressional requirement, the FAA submitted a report to Congress in April 1986 which presented various approaches to encourage or require the replacement of Stage 2 aircraft with Stage 3 aircraft. The FAA noise abatement regulations that were adopted require aircraft operators to phase out their noisier aircraft gradually by either replacing them with quieter Stage 3 aircraft or equipping them with hush kits to comply with noise abatement regulations according to the following schedule: by

December 31, 1994, each aircraft operator was required either to reduce the number of Stage 2 aircraft it operated by 25% or operate a fleet composed of not less than 55% Stage 3 aircraft; by December 31, 1996, each aircraft operator must either reduce its Stage 2 aircraft by 50% or operate a fleet composed of not less than 65% Stage 3 aircraft; by December 31, 1998 at least 75% of an aircraft operator's Stage 2 aircraft must be eliminated, or its overall fleet must be composed of 75% Stage 3 aircraft; and by December 31, 1999, 100% of the fleet must be composed of Stage 3 aircraft, subject to certain waivers.

OPERATIONS OF THE COMPANY

     "PARTING OUT" AND INVENTORY ACQUISITION. The purchase and dismantling of an aircraft and the resale of the dismantled parts for use on other aircraft is commonly called "parting out." Traditionally, the Company obtained most of its spare parts inventory by parting out high quality aircraft. When the Company acquires an aircraft for parting out, the aircraft is delivered to an inventory storage facility. The aircraft is then removed from the U.S. registry. The seller of the aircraft will often provide the Company with a computerized data base listing all the parts and equipment on the aircraft which is verified by the Company. If a computerized listing of parts is not available, the Company will conduct its own inventory of the aircraft to be parted out. The parts and equipment are catalogued and all the relevant information regarding the parts, including each part's repair history, is entered into the Company's computer database. Management believes that it is essential that such information be immediately available in order to facilitate sales by the Company's sales personnel. In certain instances, parts which are in high demand are pre-sold prior to the delivery of the aircraft to the Company. High value parts such as engines and engine components are also often pre-sold. Pre-selling allows the Company to recover a significant amount of its investment within a short time from the date of the aircraft delivery.

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

     In addition to purchasing whole aircraft, the Company also acquires spare parts by bidding on the inventory of companies that are eliminating certain portions of their spare parts inventory due to the retirement of an aircraft type from their fleet, the downsizing of operations or the dissolution of its business as a whole. Management believes that its principal source of inventory acquisitions during the next fiscal year will be from such sales.

     Modern aircraft design emphasizes the use of components that may be reused hundreds of times after inspection and overhaul. Because of the reusable nature of such "rotable" parts, sales of rotable parts offer greater profit potential than the nonreusable "consumable" parts. Vendors offer rotable parts in different conditions, designated by industry standards. A component may be sold in "serviceable" condition, meaning that the unit may be installed on an aircraft without further inspection. "As removed - not for failure" designates a component that was removed from an aircraft for some reason other than malfunction and may be reinstalled after inspection. The remaining condition, "unserviceable," designates the need for the part to be overhauled prior to inspection and installation. The FAA requires rotables and other spare parts to be inspected at FAA-certified repair facilities prior to installation on an aircraft. However, the FAA does not prohibit the sale of used parts that have not been inspected and certified.

     PRODUCT LINES. Historically, the Company maintained a large inventory of used parts for the DC-8 aircraft. The DC-8, an early model Stage 1 aircraft, has not been produced since 1972. The FAA's enactment of noise abatement restrictions in 1980 grounded all DC-8s powered by JT3 and JT4 engines in use in the United States and required such aircraft to be refitted with modern, quieter engines. Because of the expense involved in installing new engines, the use of DC-8 aircraft in the United States diminished. Certain devices known as "hush kits" were invented in order to bring the JT3 engines within acceptable noise limits. In late 1985, the FAA approved the first hush kit for certain JT3 engines. Another hush kit was approved for other JT3 engines in 1987. The effect of these changes was to create new demand for the DC-8 parts because a hushed DC-8 is among the lowest cost aircraft to operate per ton mile.

Accordingly, the Company believes that the DC-8s will continue to be used by freight carriers and other operators and that the sale of DC-8 parts will continue to be a source of revenues in the foreseeable future. However, it is expected that sales of DC-8 parts will continue to decline in correspondence with the decrease of DC-8s in operation.

     Because of the limited number of DC-8s in operation, the Company began expanding its inventory to include parts for Stage 2 aircraft, such as the DC-9 aircraft. Currently, the Company specializes in replacement parts for DC-9 aircraft. The noise abatement regulations issued by the FAA require aircraft operators to phase out their noisier Stage 2 jets by the year 2000 unless they are retrofitted with hush kits to bring them into compliance with the Stage 3 noise requirements. The Company believes that retrofitting with hush kits as well as the extended life maintenance programs instituted by many aircraft operators will increase the useful life of the DC-9s. In addition to the Company's inventory of McDonnell Douglas DC-8 and DC-9 parts, the Company's inventory also includes spare parts for the Boeing 727, 737, and 747 aircraft, the McDonnell Douglas MD-80 aircraft and the Lockheed L1011 and L100/C130 aircraft and for the Pratt & Whitney JT-8D engine series.

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

     Market forces establish the price for used aircraft parts. No pricing service or catalogue exists for used components. Used aircraft parts prices are determined by referencing new parts catalogues with consideration given to existing supply and demand conditions. Often, aircraft operators will opt for quality used parts even when new parts are still in production. Used aircraft parts that meet the same FAA standards as new parts cost less than the same new parts and are often available in shorter lead times.

     In addition to directly marketing its inventory, IASG lists its inventory in the Air Transport Association's computerized data bank ("AIRS") and with the Inventory Locator Service ("ILS"), a proprietary computerized data bank. Both of these data bases are 24 hour electronic "marketplaces" where aircraft parts transactions take place.

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

     In addition to selling parts, the Company also sells entire aircraft from time to time. In a given period, a substantial portion of the Company's revenues may be attributable to the sale of aircraft. Such sales are unpredictable transactions, dependent, in part, upon the Company's ability to purchase an aircraft and resell it within a relatively brief period of time. The revenues from the sale of aircraft during a given period may result in the purchaser of the aircraft being considered a major customer of the Company for that period. The Company does not expect to make repeat aircraft sales to a given customer; therefore, changes in the identity of major customers are frequently due to the occurrence of aircraft sales.

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

     MAJOR CUSTOMERS. Transafrik Corp., a cargo carrier operating in Africa, accounted for a significant amount of the Company's revenue prior to fiscal 1994. In fiscal 1994, sales to Transafrik declined significantly. Transafrik accounted for less than one percent of the Company's total revenue in fiscal 1995, compared to 9%, 18% and 25% of total revenue in fiscal 1994, 1993 and 1992, respectively. During fiscal 1994, Transafrik underwent a change in ownership and made other significant management and operational changes, including a downsizing of its fleet and changes in fleet mix. To reduce the Company's future vulnerability to a decrease in sales to any single customer, the Company's marketing focus is on the identification and solicitation of new customers. As a result, the Company obtained approximately 80 new parts customers during fiscal 1995.

     The following table lists the Company's customers which, based upon net revenues, accounted for more than 10% of net revenues for the fiscal years ended May 31, 1995 and 1994:

                                                            Percentage of
     Customer                      Net Revenues (000'S)     Total Net Revenues
     --------                      --------------------     ------------------
     1995:
     ----

     Aeroservicios Carabobo C.A.        $2,716                   10.9
     Ajax Leasing Ltd.                  $5,625                   22.5

     1994:
     ----
     ADC Airlines                       $3,182                   16.0

     Prior to fiscal 1993, no customer accounted for more than 10% of the Company's net revenues, other than Transafrik. During fiscal 1993, 1994 and 1995, 60%, 52% and 28%, respectively, of the Company's net revenues were made to customers in foreign countries.

ADDITIONAL SERVICES

     AIRCRAFT AND ENGINE SALES AND LEASING. The Company has determined that its spare parts sales opportunities are enhanced by providing its existing and new customers with whole aircraft and engines through sale transactions. Such transactions allow the Company to expand its customer base for spare parts and to reduce the cost basis in its aircraft. The Company currently owns five aircraft. As of May 31, 1995, two of the aircraft were subject to leases. One was on a month-to-month lease and the lease of the other expires in October 1995. In order to reduce debt and return to its core operations, the Company intends to sell its aircraft as soon as practicable, with the exception of one of such aircraft which the Company may part out. The Company expects to continue to broker sales of aircraft and engines when opportunities to do so arise.

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

     BROKERED TRANSACTIONS. In a "brokered transaction" the Company fills a customer order for a part not held in the Company's inventory. The Company locates the part for the customer from another vendor and then resells the part to the customer. During fiscal 1995, brokered transactions accounted for 19% of total revenues, as compared to 13% of total revenues during fiscal 1994.

REGULATION

     The United States aviation industry is regulated by the FAA. The FAA requires aircraft parts to be repaired by FAA-certified repair stations prior to installation. Because of concerns regarding maintenance procedures, it is possible that the FAA will promulgate new and more stringent regulations relating to the ability to trace the repair history of individual parts. If this were to occur, it could have a material adverse impact upon the Company's business; however, the Company has attempted to anticipate the focus of such new regulations and has added resources and implemented procedures to address these potential requirements. On July 14, 1995, the FAA issued a proposal regarding a voluntary accreditation program for dealers of civil aircraft parts. Pursuant to the proposal, a dealer of civil aircraft parts, such as the Company, could obtain accreditation of its quality control systems. The Company is evaluating this proposal.

PRODUCT LIABILITY

     Claims paid by aircraft and aircraft parts manufacturers have risen dramatically in the past 10 years; however, no lawsuit has ever been filed against the Company based upon a products liability theory. The Company is not aware of a corresponding increase in claims against businesses similar to the Company which sell but do not manufacture new and used aircraft parts. The Company maintains liability insurance in the amount of $10 million. In addition, the Company's policy is to require lessees of its aircraft to maintain liability insurance covering the Company as an additional insured.
Nevertheless, there can be no assurances that such insurance will be adequate to protect the Company in the event a claim is brought against the Company.

COMPETITION

     The Company competes with several other companies, none of which accounts for a significant amount of the spare parts market for narrow-bodied aircraft. Customers in need of aircraft parts have access, through computer-generated inventory catalogues, to a broad array of suppliers including major aircraft manufacturers, airlines and aircraft services companies, many of which have greater financial resources and some of which have larger inventories and more established reputations than the Company. The Company has established relationships with many domestic and foreign aircraft operators and maintains such relationships by having the necessary parts available and by delivering such parts in a timely manner.

     The dominant companies in the aircraft parts aftermarket are AAR Corp., Aviation Sales and Banner Aerospace. The companies are larger than IASG and have more substantial financial resources.

EMPLOYEES

     As of May 31, 1995, IASG had approximately 24 employees. Of these, one is an executive officer, six are sales personnel, ten are accounting, finance, data processing, and administrative personnel, one is a quality assurance specialist and the remainder are inventory and warehouse operations personnel. The Company is not a party to any collective bargaining agreement. The Company believes its relations with its employees are good.

ITEM 2.  PROPERTIES.

     The Company's principal executive offices are located at 8095 N.W. 64th Street, Miami, Florida. The Company purchased its 15,000 square foot office and warehouse building in September 1992, for approximately $750,000, partially funded with mortgage financing of $520,000. The mortgage note bears interest at 1.0% above the prime rate and requires monthly principal payments of $2,180 together with outstanding interest until

September 18, 1997, at which time the remaining outstanding principal and all accrued interest is due and payable in full. As of May 31, 1995, the balance due on this mortgage note was $455,420.

     The Company is a party to one five-year lease agreement with a five-year renewal option, for certain property located in Grayson County, Texas (the "Texas Property"). If the renewal option is not exercised, such lease will expire in June, 1996. The aggregate fixed annual rental is approximately $49,000. The facility consists of approximately 23,450 square feet of warehouse, ramp and apron space. The Texas Property is used to store the Company's part-out aircraft and for warehousing certain parts.

     Management believes that its properties are adequate for its present and current foreseeable operations. All of the properties owned or leased by the Company, as well as substantially all the other assets of the Company, are subject to the lien of holders of the Senior Notes. In addition, the Company's headquarters are also subject to the lien of its mortgage lender.

ITEM 3.  LEGAL PROCEEDINGS.

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

     On February 28, 1994, a complaint entitled Ullman et al. v. International Airline Support Group, Inc., et al. (Case No. 94-0379), was filed in the United States District Court for the Southern District of Florida. The complaint alleged actionable misrepresentations and non-disclosures by the Company and certain directors under the federal securities laws, as well as claims for common law fraud and breach of fiduciary duty. The plaintiffs brought the action on behalf of a class of similarly situated purchasers of ISAG stock. During the first quarter of fiscal 1996, the Company settled the individual claims of the named plaintiffs and the case was dismissed. In the opinion of management, the amount paid in settlement of this claim will not have a material adverse effect on the Company's financial position or results of operations.

     The Company is subject to other legal proceedings and claims which have arisen in the ordinary course of its business and which have not been finally adjudicated. The actions, when ultimately concluded and determined, will not, in the opinion of management, have a material adverse affect upon the financial position of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                     PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS.

     The Company's Common Stock has been publicly traded since April 2, 1990. From April 2, 1990 through July 22, 1994, the Common Stock was listed and traded on the Nasdaq/National Market System under the symbol ISAG. Effective July 22, 1994, the Nasdaq Qualifications Committee delisted the Company's Common Stock from quotation on the Nasdaq/National Market System. Since that time, the Common Stock has been traded through the National Quotation Bureau's National Daily Quotation Price Sheets (the "Pink Sheets"). The following table sets forth the high and low closing prices of the Common Stock for the fiscal periods indicated below as reported by Nasdaq/National Market System, prior to July 22, 1994, and the high and low bid quotations as reported by the National Quotation Bureau thereafter.

          1994 Fiscal Year              High           Low
          ----------------              ----           ---

          First Quarter            $    5-1/2     $    2-7/8
          Second Quarter                4-1/8          2-3/4
          Third Quarter                 3-1/4          1-3/8
          Fourth Quarter                1-3/4          15/16


          1995 FISCAL YEAR
          ----------------

          First Quarter
          (through July 22)             15/16          5/16
          First Quarter
          (from July 22)                  3/8           1/4
          Second Quarter                  3/8          1/16
          Third Quarter                 13/32          1/32
          Fourth Quarter                  1/2          5/32

     At May 31, 1995, there were 124 holders of record of the Company's Common Stock and no holders of the Company's Preferred Stock.

     The Company has not paid dividends on the Common Stock. The Company's financial condition and the existence of defaults pursuant to the Senior Notes and the Subordinated Debentures make it unlikely that the Company will be able to pay dividends on the Common Stock in the foreseeable future.


ITEM 6.  SELECTED FINANCIAL DATA.

     The selected consolidated financial data presented below for, and as of the end of, each of the fiscal years in the five year period ended May 31, 1995 have been derived from the Company's consolidated financial statements. The consolidated financial statements of the Company for the fiscal years ended
May 31, 1995, 1994, 1993 and 1992 were audited by Grant Thornton L.L.P., independent certified public accountants. The consolidated financial statements of the Company for the fiscal year ended May 31, 1991 were audited by Wachsman, Rappaport and Fink, P.A., independent certified public accountants. The consolidated financial statements of the Company as of May 31, 1995 and 1994 and for the three-year period ended May 31, 1995 and the accountant's reports thereon are included in Item 8 of this Form 10-K.

                                                    Fiscal Year Ended May 31,
                                             (In thousands, except per share data)
                                             -------------------------------------
                               1995           1994           1993           1992           1991
                               ----           ----           ----           ----           ----
EARNINGS STATEMENT DATA:
Revenues
- --------
Net sales                     $21,999        $16,747        $32,031        $26,526        $21,521
Lease revenue                   2,984          1,986          1,473             --             --
                                -----          -----          -----             --             --
   Total revenues              24,983         18,733         33,504         26,526         21,521
Cost of sales                  17,713         22,104         21,493         16,310         14,920
Selling, general and
 administrative expenses        4,358          6,943          6,469          5,281          3,230
Provision (recovery) for
 doubtful accounts               (335)         1,488            493            374            517
Interest expense                2,272          2,563          2,163            871            513
Depreciation and
 amortization                   1,693          2,866          1,406            201            164
Interest and other
 income                          (603)           (88)           (66)           (94)           (55)
Unusual and non-recurring
 items                           (177)            --             --             --             --
Losses of service center
 subsidiary                       676          1,922             --             --             --
Earnings (loss) before
 income taxes, equity
 in earnings (loss) of
 joint venture and
 extraordinary item              (614)       (19,065)         1,546          3,583          2,232
Provision for income taxes
 (benefit)                         --         (2,475)           510          1,370            941
Equity in earnings (loss)
  of joint venture                 --           (423)           (59)          (229)           121
Extraordinary loss on
 extinguishment of debt            --           (363)            --             --             --
                                 -----          -----           ---            ---            ---
 Net earnings (loss)            $(614)      $(17,376)         $ 977         $1,984         $1,412
                                 -----       --------          ----          -----          -----
Earnings (loss) per common
 share before extraordinary
 items                           (.15)         (4.21)           .24            .52            .37
Extraordinary item                 --           (.09)            --             --             --
                                  ---           -----           ---            ---            ---
EarningS (loss) per common
 share                          $(.15)        $(4.30)         $0.24          $0.52          $0.37
                                 -----         ------          ----           ----           ----
Weighted average number of
 common shares outstanding      4,042          4,042          3,997          3,850          3,825

                                                            At May 31
                                                            ---------

                                1995           1994          1993           1992           1991
                                ----           ----          ----          ----            ----
BALANCE SHEET DATA:
Working capital (deficit)     $(13,295)      $(18,312)      $17,087        $2,938         $1,748
Total assets                    14,511         25,553        35,709        20,303         14,319
Short-term debt                  3,279          3,531         4,905         7,296          4,863
Long-term debt in technical
 default classified as current  16,617         22,157            --            --             --
Long-term debt                     440            485        18,579           309             57
Stockholders' equity (deficit)  (9,702)        (9,088)        8,173         7,081          4,529


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     INTRODUCTION. As of May 31, 1994, the Company operated an FAA-certified repair facility located adjacent to the Company's warehouse facilities in Sherman, Texas. The principal business of this facility, which was opened by the Company during fiscal 1994, was to perform FAA-required maintenance checks on certain narrow body aircraft. At May 31, 1994, this facility employed approximately 60 people. During fiscal 1994, the wholly owned subsidiary that operated the facility incurred costs and expenses of $2.4 million while generating revenues of only $525,000.

     During fiscal 1995, the Company disposed of the repair facility (after incurring losses on the repair facility during fiscal 1995 of $675,000) and sold a subsidiary that was engaged in air cargo transport. As a result of these actions, in fiscal 1995, the Company returned to its core business, the sale of aircraft parts. During fiscal 1995, the Company also implemented further cost reduction measures with respect to its core business.

     Although the Company experienced significant improvement in its core business during fiscal 1995, the Company is in default in the payment of principal and interest on the Senior Notes and Subordinated Debentures, as noted below, under "Liquidity and Capital Resources." As a result of such defaults, the Company is unable to secure the financing necessary to replenish its parts inventory. Unless the Company obtains funds for significant additional inventory purchases, it will be unable to sustain operation of its core business at present levels.

     The Company is attempting to sell aircraft to obtain cash with which to make certain principal payments on the Senior Notes. However, the Company does not expect that it will be able to resume making payments on the Subordinated Debentures. The Company intends to present a restructuring proposal to the holders of the Senior Notes and the Subordinated Debentures during the second quarter of fiscal 1996. Unless the Company's capitalization is restructured, management does not believe that the Company will be able to continue as a going concern in its present form. There can be no assurance that the Company will be able to consummate a restructuring of its indebtedness. As a result of the matters described above, the Company's independent public accountants included in their report on the Company's consolidated financial statements for fiscal 1995 an explanatory paragraph that describes the uncertainty about the Company's ability to continue as a going concern in its present form.

     INVENTORY ACCOUNTING. Inventories are valued at the lower of cost or market. The cost of aircraft spare parts purchased in lots, as opposed to whole aircraft purchases, is determined on a specific identification basis. As of May 31, 1995, such parts represented approximately 42% of the inventory cost value.

     The cost of parts acquired through whole aircraft purchases is assigned to the pool of parts (the aircraft) based on the purchase price of the aircraft. As parts are sold from the pool, the amount of cost amortized is based upon the relationship of the cost basis of the pool to the estimated sales value of the pool. As parts sales take place, the costs are charged to cost of sales based on the estimated cost of sales percentage. As of May 31, 1995, such parts represented approximately 20% of the inventory cost value.

     Certain aircraft held for sale, which were previously leased, are accounted for as inventory. As of May 31, 1995, such aircraft represented approximately 38% of the inventory cost value.

     The revenue estimates for the pool of parts (the aircraft) is determined by management based upon the individual sales values of all the parts in the pool. The revenue estimates are then projected by quarter over a five-year period beginning with the date on which management determines the aircraft is to be parted out. Management monitors its initial estimates and may make adjustments if warranted by market conditions. If the actual revenue exceeds the quarterly estimates, no amortization adjustment is required. The amortization schedule is established to write the pool of parts to zero over a five-year period even though there may be parts in the pool remaining for future sale after such period.

     GENERAL FINANCIAL INFORMATION. The following table sets forth percentage relationships of expense items to total revenues for the periods indicated:

                                                  Percentage of Total Revenues
                                                       Years ended May 31,
                                                       -------------------

                                                  1995      1994      1993
                                                  ----      ----      ----
Total revenues                                    100.0%    100.0%    100.0%
                                                   -----   -------   -------
Cost of goods sold                                 70.9     118.0      64.2
Selling, general and administrative expenses       17.4      37.1      19.3
Provision for bad debts                            (1.3)      7.9       1.5
Interest expense                                    9.1      13.7       6.4
Depreciation and amortization expense               6.8      15.2       4.2
Interest and other income                          (2.4)     ( .5)     ( .2)
Unusual and nonrecurring items                     ( .7)       --        --
Loss on discontinued subsidiary                     2.7      10.3        --
                                                   -----    ------    -----
Operating earnings                                 (2.5)   (101.8)      4.6
Income tax expense (benefit)                         --     (13.2)      1.5
Joint venture (loss) income                          --      (2.3)     (0.2)
Extraordinary loss                                   --      (1.9)       --
                                                   -----   -------   -------
Net earnings                                       (2.5)%   (92.8)%     2.9%
                                                   -----   -------   -------
                                                   -----   -------   -------


RESULTS OF OPERATIONS

     FISCAL 1995 COMPARED WITH FISCAL 1994.

     Total revenues for the fiscal year ended May 31, 1995 ("fiscal 1995") increased 33.4% from total revenues for the fiscal year ended May 31, 1994 ("fiscal 1994"), to $25.0 million from $18.7 million. The increase in total revenues is primarily attributable to an increase in aircraft sales, from $4.1 million in fiscal 1994 to $8.2 million in fiscal 1995. During fiscal 1995, the Company sold three DC-9 aircraft to a leasing company for $5.6 million pursuant to a contract entered into during fiscal 1994. Aircraft sales are unpredictable transactions and may fluctuate significantly from year to year, dependant, in part, upon the Company's ability to purchase an aircraft and resell it within a relatively brief period of time. Lease revenue increased to $3.0 million in fiscal 1995 from $2.0 million in fiscal 1994.

     Cost of sales decreased 19.9% from $22.1 million in fiscal 1994 to $17.7 million in fiscal 1995, while cost of sales as a percentage of revenues decreased from 118.0% in fiscal 1994 to 70.9% in fiscal 1995. During fiscal 1994, the Company recorded charges to cost of sales totalling $9.5 million for writedowns and valuation adjustments to certain parts inventory and aircraft (see Results of Operations - Fiscal 1994 Compared With Fiscal 1993), thus making a comparison of cost of sale percentages between fiscal 1994 and fiscal 1995 not meaningful. During fiscal 1995, the Company realized no profit on the $5.6 million sale of three DC-9 aircraft to a leasing company because the carrying value of such aircraft equalled the sales price. Excluding the $5.6 million from sales and cost of sales during fiscal 1995, the Company's cost of sales as a percentage of fiscal 1995 revenues was 60% compared to 64.0% and 61.2% in fiscal 1993 and 1992, respectively.

     Selling, general and administrative expenses ("SG&A") for fiscal 1995 decreased 37.2% to $4.4 million in fiscal 1995 compared to $6.9 million in fiscal 1994. As a percentage of revenues, SG&A expense was 17.4% in fiscal 1995 compared to 37.1% in fiscal 1994. The reduction in SG&A expense of $2.6 million from fiscal 1994 to fiscal 1995 was due to several factors, including reductions in the number of management personnel and ongoing efforts to reduce operating costs. Payroll and commissions costs were $1.3 million in fiscal 1995 compared to $2.2 million in fiscal 1994. Travel and entertainment costs were $261,000 in fiscal 1995 compared to $610,000 in fiscal 1994. Additionally, in the fourth quarter of fiscal 1994 the Company accrued a charge of $825,000 in connection with an unfavorable judgment arising from a lawsuit relating to commissions owed on the sale of an aircraft in 1989.

     Provision (recovery) for doubtful accounts was $(335,000) in fiscal 1995 compared to $1.5 million in fiscal 1994. During fiscal 1995, the Company, primarily through litigation, recovered approximately $700,000 of accounts receivable which had been written off or reserved during fiscal 1994. The recoveries were offset during fiscal 1995 by a provision for doubtful accounts of $350,000. During fiscal 1994, the Company wrote off approximately $900,000 of accounts receivable which were determined to be uncollectible, and reserved additional funds for accounts that may not be collectible.

     Interest expense for fiscal 1995 was $2.3 million compared to $2.6 million in fiscal 1994. The decrease in interest expense is due to a net reduction in total debt outstanding, from $26.2 million at May 31, 1994 to $20.3 million at May 31, 1995. During fiscal 1995, the Company repaid $4.7 million of the principal due on the Senior Notes.

     Depreciation and amortization was $1.7 million in fiscal 1995 compared to $2.9 million in fiscal 1994. The net reduction of $1.2 million from 1994 to 1995 was due primarily to a decrease in depreciation of aircraft held for lease, as several of the Company's aircraft that were being depreciated in fiscal 1994 were sold either during the latter part of fiscal 1994 or during fiscal 1995.

     Interest and other income was $603,000 for fiscal 1995 compared to $88,000 for fiscal 1994. Included in interest and other income during fiscal 1995 is approximately $340,000 interest income collected on notes receivable, a $66,000 gain on the sale of certain land located in Kentucky, and approximately $120,000 received in connection with consulting and other services provided to an insurance company.

     Included in unusual and non-recurring items is an expense of $180,000 incurred in connection with the transactions between the Company and Richard R. Wellman and Lynda Wellman and an affiliate of the Wellmans and a gain of $375,000 relating to settlement of litigation which had previously been accrued in an amount in excess of the settlement amount.

     Loss of service center subsidiary was approximately $675,000 in fiscal 1995 compared to a loss of $1.9 million in fiscal 1994.

     The net loss for fiscal 1995 was $614,000, or $(.15) per share, compared to a net loss of $17.4 million or $(4.30) per share for fiscal 1994.

     FISCAL 1994 COMPARED WITH FISCAL 1993.

     Total revenues for fiscal 1994 decreased 43.9% from total revenues for fiscal 1993, to $18.8 million from $33.5 million. The decrease in total revenues was primarily attributable to a 72% decrease in aircraft sales, from

$14.9 million in fiscal 1993 to $4.1 million in fiscal 1994. The reduction in aircraft sales from fiscal 1993 to fiscal 1994 was based on several factors, including the Company's weak cash position, which decreased the Company's ability to purchase aircraft and inventory for resale, and overall weakness in the market for used aircraft and parts. The decrease in total revenues was also attributable to a reduction in parts and engine sales to Transafrik, a cargo carrier operating in Africa. Parts and engine sales to Transafrik decreased 75% from $6.0 million in fiscal 1993 to $1.5 million in fiscal 1994. During fiscal 1994 Transafrik underwent a change in ownership and made other significant management and operational changes, including a down sizing of its fleet and certain changes in fleet mix. Transafrik is headquartered in Angola. The Company experienced difficulty in obtaining current information regarding Transafrik due to conditions prevailing in Angola, namely the on-again, off-again civil war and the existence of a Marxist government. In addition, the Company experienced a number of changes in senior management during the first half of calendar 1994. The Company's Chief Financial Officer resigned in early February, 1994. The Company's President, who was the Company's primary contact with Transafrik, was terminated not long thereafter. Due to such management changes, it is difficult to say with certainty when the Company became aware of the circumstances that the Company believes resulted in a loss of business from Transafrik. The Company believes that it disclosed the circumstances as soon as practicable following the Company's current senior management becoming aware of them.

     The Company's decrease in total revenues was in small part offset by an increase in lease revenue of $500,000 from $1.5 million in fiscal 1993 to $2.0 million in fiscal 1994.

     Cost of sales increased 2.8% from $21.5 million in fiscal 1993 to $22.1 million in fiscal 1994, while cost of sales as a percentage of total revenues increased to 117.4% in fiscal 1994 from 64% in fiscal 1993. The increase in cost of sales from fiscal 1993 to fiscal 1994 is a result of several factors, including lower profits realized on aircraft sales due to weak market conditions, and charges of $3.1 million and $2.0 million for decreasing the carrying value of certain inventory due to continuing poor market conditions and changes in sales estimates and related inventory values. These write-downs included parts costed under both the specific identification method and the pooling method. The write-downs were due to a change in emphasis of sales from certain older product lines, including DC-8 and other parts, and a close examination of the realizability of asset values in light of weak market conditions. In connection with the write-downs of inventory, the amount of cost being amortized upon the sale of inventory accounted for under the pooling method has been increased based on management's evaluation of the adjusted cost basis of the pool to the estimated sales value of the pool.

     As a result of weak demand in the marketplace and the Company's need to increase its liquidity to meet its obligations as they become due, the Company recorded a $2.1 million charge to cost of sales for losses from the sale or loss of aircraft. This charge related primarily to one B-727 sold in April 1994 to its lessee at an amount substantially below cost to raise cash, and another B-727 that was written off entirely because the Nigerian lessee defaulted under the lease and it was doubtful that the Company could recover possession of the aircraft. The Company did recover the aircraft in June 1995.

     In addition, during the fourth quarter, the Company accrued to cost of sales a charge of $2.4 million for three DC-9-15F aircraft to reflect net realizability of the aircraft. The unanticipated cost of overhauling these aircraft for delivery eliminated the economic benefit that the Company had negotiated under their sales contract. One of these aircraft was sold in June 1994, another was sold in early October 1994, and the third aircraft was sold in November 1994.

     SG&A expense for fiscal 1994 increased 7.3% to $6.9 million from $6.5 million for fiscal 1993. As a percentage of revenues, SG&A expense increased from 19.3% during fiscal 1993 to 36.9% during fiscal 1994. The increase in SG&A's expense as a percentage of revenues was due primarily to a 42% decrease in revenues without a corresponding decrease in SG&A expense. The Company incurred substantial expenses related to settlement of litigation (including a charge of $825,000 in connection with an unfavorable judgment arising from a lawsuit relating to commissions owed on the sale of an aircraft in 1989), severance payments and other charges.

     Provisions for doubtful accounts for fiscal 1994 increased 202% to $1.4 million for fiscal 1994, from $500,000 in fiscal 1993. During the third quarter, the Company wrote off $900,000 of amounts receivable which were determined to be uncollectible, and reserved additional funds for accounts that may not be collectible. The Company has legal and collection proceedings against some of these accounts.

     Interest expense for fiscal 1994 totaled $2.6 million compared with $2.2 million for fiscal 1993. The increase in interest expense was the result of the issuance of the Senior Notes and the Subordinated Debentures.

     Depreciation and amortization expense for fiscal 1994 increased from $1.4 million in fiscal 1993 to $2.9 million in fiscal 1994. The increase in depreciation expense for fiscal 1994 of $1.5 million over fiscal 1993 was primarily attributable to the depreciation costs associated with the higher volume of aircraft leased by the Company to third parties and an acceleration of depreciation of overhaul costs of aircraft to more closely match the estimated service life of the overhaul. In addition, depreciation of property and equipment increased by approximately $300,000 in connection with the operation of the maintenance facility in Texas.

     Losses of service center subsidiary were approximately $1.9 million in fiscal 1994.

     Equity in loss of joint venture was $423,000 in fiscal 1994 compared to $59,000 in fiscal 1993. The 1994 amount includes the Company's share of the joint venture operating losses of $280,000 and a loss of $143,000 upon dissolution of the venture. The fiscal 1993 amount consisted of the Company's share of that joint venture's operating losses.

     Extraordinary loss on the extinguishment of debt of $363,000 in fiscal 1994 is net of tax and consists of a 6% prepayment penalty and write-off of deferred debt issuance costs in connection with the early retirement of a portion of the Senior Notes.

     In August 1993, the Company entered into a management agreement with a domestic corporation in Mojave, California for a period of four months from September 1, 1993 to December 31, 1993. Pursuant to this agreement, the Company engaged in selling the parts of part-out consignment aircraft from various parties. During the contract period, the Company incurred a net loss of $47,906 related to these services, which was included in SG&A expense for fiscal 1994. The domestic corporation with which the Company entered the management arrangement was not affiliated with Company. Pursuant to the management arrangement, the Company received commissions based on sales of consigned parts. The Company's expenses of providing the management services, consisting principally of personnel costs, exceeded the Company's revenue from the contract. Therefore, the Company elected not to renew the management arrangement after the expiration of the initial four-month term.

     The net loss for fiscal 1994 was $17.4 million, or $(4.30) per share, representing a decrease from net earnings of $1.0 million or $.24 per share for fiscal 1993. For fiscal 1994, IASC incurred losses of $1.9 million or $(.48) per share of the Company's Common Stock.

LIQUIDITY AND CAPITAL RESOURCES

     At May 31, 1995, the Company's total long-term debt amounted to $20.3 million, consisting of $9.9 million principal amount of the Senior Notes, $10.0 million principal amount of the Subordinated Debentures and $400,000 principal amount of a mortgage loan secured by its corporate headquarters. The entire principal amount of the Senior Notes and the Subordinated Debentures are classified as current at May 31, 1995, because of the existence of defaults under the governing documents. The Senior Notes, which were issued during fiscal 1994, bear interest at the fixed rate of 12% per annum, payable quarterly. The Senior Notes mature in 1997. The Subordinated Debentures, which were issued during fiscal 1994, bear interest at the fixed rate of 8% per annum, payable quarterly and are convertible into shares of the Company's Common Stock at $4.00 per share. The Subordinated Debentures mature in 2003.

     On May 26, 1995, the Company received a notice of payment blockage from the holder (the "Majority Noteholder") of a majority of the outstanding principal amount of the Senior Notes. Citing a continuing Event of Default under the agreement governing the Senior Notes as a result of the Company's noncompliance with certain financial covenants, the Majority Noteholder demanded that the scheduled interest payment which would otherwise have been payable on May 31, 1995 to holders of the Subordinated Debentures not be paid. As a result of the Company's receipt of the notice of payment blockage, the Company did not make its scheduled May 31, 1995 interest payment to the holders of the Subordinated Debentures and is prohibited from making any other payments with respect to the Subordinated Debentures until the earlier of (i) the expiration of a 180-day period commencing upon the date of the Company's receipt of such notice (the "Payment Blockage Period") or (ii) the receipt by the Company of written notice from the Majority Noteholder terminating such Payment Blockage Period. The aggregate interest payment due on May 31, 1995 was $200,000. The Company did not make its scheduled July 17, 1995 principal payment to the holders of the Senior Notes. The aggregate principal payment due on July 17, 1995 was approximately $1.8 million.

     The failure to make the May 31, 1995 interest payment to the holders of the Subordinated Debentures and the July 17, 1995 principal payment to the holders of the Senior Notes constitutes an Event of Default under the agreements governing the Senior Notes and Subordinated Debentures. If the Company remains in default under the terms of the Senior Notes and Subordinated Debentures, the holders of such instruments could accelerate the debt, resulting in principal of approximately $20 million becoming immediately due and payable. The Company would have no ability to repay such indebtedness if it were to be accelerated. The foregoing circumstances could require the Company to cease operations or to seek protection from its creditors through judicial reorganization proceedings.

     At May 31, 1995, the Company had a working capital deficit of $13.3 million and a current ratio of .44 to 1.0, compared to a working capital deficit of $18.3 million and a current ratio of .46 to 1.0 at May 31, 1994. The $5.0 million reduction in the working capital deficit was the result of proceeds from the sale of certain aircraft (that were previously leased), being used to pay down current liabilities. This is reflected in the Company's cash flows which show cash flow provided by operating activities of approximately $5.8 million, but cash flows from financing activities using approximately
$4.9 million. In fiscal 1996, the Company expects to continue to sell aircraft held for lease when the leases expire and to use the proceeds for debt repayment.

     The Company does not have any bank lines of credit or other sources of liquidity beyond cash flows from operating activities due to profitable operations, if any, or further asset sales. However, the Company does not currently have any significant commitments for capital outlays.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Information with respect to this Item is contained in the Company's consolidated financial statements and financial statement schedules indicated in the Index on Page F-1 of this Annual Report on Form 10-K and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          None

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.


     The following table sets forth the names, ages and positions of the executive officers and directors of the Company as of May 31, 1995. A summary of the background and experience of each of these individuals is set forth following the table.


     Name                          Age       Position Held                           Director Since
     ----                          ---       -------------                           --------------
     Alexius A. Dyer III(1)        39        Chairman of the Board, President        1992
                                             and Chief Executive Officer
     Kyle R. Kirkland (2)(3)       33        Director                                1992
     E. James Mueller(1)(2)(3)     49        Director                                1991

- ------------
(1)  Member of Executive Committee
(2)  Member of Audit Committee
(3)  Member of Compensation Committee

     ALEXIUS A. DYER III has been the Chief Executive Officer of the Company and Chairman of the Company's Board of Directors since February 1995. Mr. Dyer has been a director of the Company since 1992. Mr. Dyer served as President of the Company from February 1994 to February 1995. From February 1991 to February 1994, Mr. Dyer served as Executive Vice President of Capital Markets of the Company. Additionally, during 1991, he served as the President and director of the Company's subsidiary, Barnstorm Leasing, Inc., which was merged into the Company in July 1992. From January 1990 to February 1991, Mr. Dyer served as the Vice President of Meridian Aviation Capital, a Georgia-based aircraft leasing company offering products and services to the global airline industry.

     KYLE R. KIRKLAND has been a director of the Company since July 1992. Mr. Kirkland was appointed to the Board in connection with the Company's issuance of the Senior Notes. Mr. Kirkland has served as the President of Kirkland Messina, Inc., an investment banking firm, since March 1994. Mr. Kirkland was employed as Senior Vice President of Dabney/Resnick, Inc. ("Dabney") from June 1991 until February 1994. Dabney acted as the placement agent for the Senior Notes and the Subordinated Debentures. Mr. Kirkland was employed as an investment banker with Canyon Partners, Inc. and with Drexel Burnham Lambert, Inc. from March 1990 through June 1991 and from July 1988 through March 1990, respectively. Mr. Kirkland is also a director of Image Entertainment, Inc. and Selmer Company.

     E. JAMES MUELLER has been a director of the Company since 1991. Mr. Mueller has been a principal with J.M. Associates, Inc., a business development consulting firm, since January 1992. From June 1978 through December 1991, Mr. Mueller was the Vice President of Sales/Marketing of Air Cargo Associates, Inc., a Connecticut airline charter brokerage/sales corporation. J.M. Associates, Inc. provides the Company with consulting services. See "Certain Relationships and Related Transactions."

COMMITTEES OF THE BOARD

     The Compensation Committee of the Board of Directors reviews all aspects of compensation of executive officers of the Company and makes recommendations on such matters to the full Board of Directors. The Compensation Committee was created by action of the Board of Directors after the end of the 1992 fiscal year. During the fiscal year ended May 31, 1995, the Compensation Committee met two times.

                                      III-1

     The Audit Committee makes recommendations to the Board concerning the selection of outside auditors, reviews the financial statements of the Company and considers such other matters in relation to the internal and external audit of the financial affairs of the Company as may be necessary or appropriate in order to facilitate accurate and timely financial reporting. The Audit Committee also reviews proposals for major transactions. During the fiscal year ended
May 31, 1995, the Audit Committee met one time.

     The Board of Directors also created an Executive Committee after the end of the Company's 1992 fiscal year. During the fiscal year ended May 31, 1995, the Executive Committee did not meet.

     The Company does not maintain a standing nominating committee or other committee performing similar functions.

     During the fiscal year ended May 31, 1995, the Board of Directors of the Company met on ten occasions. Each of the directors attended in excess of 75% of the meetings of the Board of Directors and 75% of all meetings held by all committees of the Board on which he served.

FAILURE TO FILE REPORTS

     During fiscal year 1995, Mr. Robert K. Norris, the Vice President - Finance of the Company, failed to file one report required by Section 16(a) of the Securities Exchange Act of 1934, as amended, on a timely basis. The report not filed on a timely basis was Mr. Norris' Form 3, his initial statement of beneficial ownership of the Company's Common Stock. No transactions were reported late because of Mr. Norris' failure to file his Form 3 on a timely basis.

ITEM 11.  EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION

     The following sets forth certain information regarding the aggregate cash compensation paid to or earned by the Company's Chief Executive Officer and Mr. Richard R. Wellman, who served as the Company's Chief Executive Officer for a portion of fiscal 1995, during the periods indicated:

                                     III-2

                           SUMMARY COMPENSATION TABLE


                                                                 Long Term
                                    Annual                     Compensation
                                 Compensation                     Awards
                                 ------------                  -------------
        Name and                                                                        All Other
  Principal Position    Year     Salary ($)     Bonus ($)(1)   Options/SARS(#)    Compensation ($)
 -------------------    ----     ----------     ------------   --------------     -------------------

Alexius A. Dyer III     1995      $133,108               0         107,000                   0
President and Chief     1994       108,865          20,000               0                   0
Executive Officer       1993       109,615          15,750           5,000                   0

Richard R. Wellman(2)   1995       $38,523               0               0                   0
                        1994        75,800               0               0                   0
                        1993        20,800           2,080           10,000                  0

- -------------------------
(1) All officers are eligible to participate in the Company's bonus plan. Awards are based upon certain performance criteria relating to the Company's net sales.

(2) Mr. Wellman was Chief Executive Officer of the Company until January 31, 1995, when he resigned from his position as such. Effective upon his resignation, Mr.
    Wellman's employment agreement with the Company was terminated by mutual consent.



                                         III-3

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                              INDIVIDUAL GRANTS

                                         Percent
                         Number of       of Total                                      Potential Realizable
                        Securities      Option/SARs                                      Value at Assumed
                        Underlying      Granted to       Exercise or                   Annual Rates of Stock
                        Option/SARs    Employees in      Base Price    Expiration     Price Appreciation for
               Name     Granted (#)     Fiscal Year        ($/sh)         Date         Option Term (5 years)*
               ----     -----------    ------------      -----------   -----------    ------------------------
                                                                                          5%($)       10%($)
                                                                                          -----       ------

Alexius A. Dyer III,      107,000           40%             $0.19        12/27/99       $5,616.75   $12,411.68
President and Chief
Executive Officer







- ------------------------
* The gains under these columns result from calculations assuming 5% and 10% growth rates as set by the Securities and Exchange Commission and are not intended to forecast future price appreciation of the Common Stock of the Company. The gains reflect a future value based upon growth at the prescribed rates. The Company did not use an alternate formula for a grant-date valuation, an approach which would state gains at present, and therefore lower value. The Company is not aware of any formula that will determine with reasonable accuracy a present value based on future unknown or volatile factors.


                                  III-4

          AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND
                   FISCAL YEAR END OPTION/SAR VALUE

     Shown below is information with respect to all unexercised options to purchase the Company's Common Stock granted to the Named Officers through the end of the last fiscal year under the Company's option plans. No options were exercised during fiscal year 1995.


                      Shares                                                         Value of Unexercised
                     Acquired                       Number of Unexercised          In-the-Money Options at
                        by          Value             Options at FY-End                  FY-End ($)
 Name                Exercise     Realized ($)    Exercisable/Unexercisable     Exercisable/Unexercisable(1)
 ----                --------     ------------    -------------------------     ---------------------------

Alexius A. Dyer III     0              0               140,334/66,666(2)                    $39,875.00

(1)  Represents the market value of the underlying Common
     Stock at fiscal year end minus the exercise price.

(2) Includes 33,334 shares of Common Stock that may be acquired pursuant to the vested portion of a Stock
     Purchase Warrant granted to Mr. Dyer on October 15,
     1993.  The exercise price is $3.00 per share.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The members of the Compensation Committee, Kyle R. Kirkland and E. James Mueller, have never been employees of the Company. No interlocks existed and no insiders participated in the Compensation Committee's deliberations or decisions regarding fiscal year 1995 salaries.

COMPENSATION OF DIRECTORS

     The non-employee members of the Company's Board of Directors received a $25,000 fee for their service on the Board during the 1995 fiscal year pursuant to a Director's Compensation Plan, which was adopted during the 1995 fiscal year. During the 1994 fiscal year, non-employee members of the Board of Directors received options to purchase 15,000 shares of Common Stock upon their appointment or election to the Board. Such grants vest in increments of 5,000 shares per year. Additional grants of 15,000 shares are made upon election to the Board after all previous grants have vested. These additional grants also vest in 5,000 share increments. The exercise price of all grants is the fair market value of the Common Stock at the date of grant. Directors are also reimbursed for expenses incurred in connection with the attendance of Board meetings.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT.

PRINCIPAL STOCKHOLDERS AND STOCKHOLDINGS OF MANAGEMENT

     The following table sets forth certain information regarding each person known to the Company who may be considered a beneficial owner of more than 5% of the outstanding shares of the Company's Common Stock as of May 31, 1995:


                                       III-5


                                                       Shares                    Percentage of
     Name of Beneficial Owner                     Beneficially Owned          Outstanding Shares
     -------------------------                    ------------------          -------------------
     LYNDA WELLMAN(1)                                 1,999,700                    49.48


     RICHARD R. WELLMAN(1)
     7540 Loch Ness Drive
     Miami Lakes, Florida  33014

     SUN LIFE INSURANCE COMPANY OF AMERICA(2)           514,865                    12.74
     11601 Wilshire Boulevard, 12th Floor
     Los Angeles, California  90025-1748

- ---------------------------

(1) For purposes of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), Mr. and Mrs. Wellman are deemed to be the beneficial owners of the Common Stock owned by the other. Mr. and Mrs. Wellman executed an irrevocable proxy, in connection with their resignation of their positions with the Company on January 31, 1995, authorizing the Board Of Directors of the Company to vote 1,980,000 shares of the Company's Common Stock owned by the Wellmans. Mr. and Mrs. Wellman have notified the Company that they consider the proxy terminated as a result of the Company's failure to make timely payments of certain amounts due Ms. Wellman as severance payments. The Company disputes the Wellmans' assertion that the proxy has been terminated.

(2) Sun Life Insurance Company of America ("Sun Life"), a subsidiary of SunAmerica Corporation ("SunAmerica"), is the registered owner of exercisable warrants to purchase 514,865 shares of the Company's Common Stock at an exercise price of $5.3875. Sun Life acquired the warrants in connection with its purchase of Senior Notes. Under the Exchange Act, SunAmerica may be deemed the beneficial owner of the shares described herein.

 The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of May 31, 1995 by the Company's Chief Executive Officer, who is the only officer of the Company whose salary exceeds $100,000, and each of the Company's directors and by all directors and executive officers as a group:


                                                                III-6


                                                                     Shares              Percentage of
     Name of Beneficial Owner or Identity of Group (1)         Beneficially Owned      Outstanding Shares
     -------------------------------------------------         ------------------      -------------------
     Alexius A. Dyer, III                                          141,334(2)                 3.50
     E. James Mueller                                               15,000(3)                 *
     Kyle R. Kirkland                                              107,237(4)                 2.65
     All Directors and Executive
       Officers as a Group (3 persons)                                257,385                 6.37

- ------------------

*    Less than one percent of the shares of Common Stock outstanding.

(1) The address for each person listed in this table is c/o International Airline Support Group, Inc., 8095 N.W. 64th Street, Miami, Florida 33166.

(2) Includes 107,000 shares of Common Stock that may be obtained by Mr. Dyer upon exercise by him of options granted to him pursuant to the Employee Stock Option Plan and 33,334 shares of Common Stock that may be acquired pursuant to the vested portion of a Stock Purchase Warrant granted to Mr. Dyer on October 15, 1993. The exercise prices for the options and warrants are $.19 and $3.00 per share, respectively.

(3) Represents shares that may be obtained by Mr. Mueller upon exercise by him of options granted to him pursuant to the Non-Employee Directors Stock Option Plan. The exercise price is $4.625 per share.

(4) Represents shares that may be obtained by Mr. Kirkland upon exercise of options granted to him pursuant to the Non-Employee Directors Stock Option Plan and upon the exercise of warrants granted to him as an officer of the placement agent for the Senior Notes. The exercise prices for the options and warrants are $5.125 and $5.3875 per share, respectively.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On January 31, 1995, IASG entered into a Purchase Agreement with Richard R. Wellman and Lynda Wellman (the "Wellmans") and an entity affiliated with the Wellmans, Custom Air Holdings, Inc., a Nevada corporation ("Custom Air"), pursuant to which IASG transferred to Custom Air (i) all of the outstanding shares of common stock of Brent Aviation, Inc., which was a wholly-owned subsidiary of IASG ("Brent"), (ii) certain spare parts, components, inventory and equipment for Boeing 727 series aircraft, and (iii) A McDonnell Douglas DC-4 aircraft. In consideration for the foregoing, Custom Air paid IASG $230,000 and agreed to lease a Boeing B-727-100 freighter airplane on a month-to-month basis. In addition, the Wellmans resigned from all positions as officers or directors held by them with IASG and its subsidiaries, granted a proxy to IASG enabling IASG's directors to vote 1,980,000 shares of common stock of IASG held by the Wellmans for a period of two years, and agreed not to compete or interfere with any of the businesses of IASG and its remaining subsidiaries for a period of two years. IASG agreed to pay Lynda Wellman severance equivalent to her current salary for a period of one year. IASG further agreed to terminate its leasehold interest in a facility located at the Grayson County, Texas Airport, allowing Brent to lease such facility for its operations.


                                      III-7

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.




     (a)  FINANCIAL STATEMENTS.
                                                                          PAGE OR METHOD OF FILING
               (1)  Index to Consolidated Financial Statements                   Page F-1

               (2)  Report of Grant Thornton L.L.P.                              Page F-2


               (3)  Consolidated Financial Statements and Notes to               Page F-3
                    Consolidated Financial Statements of the
                    Company, including Consolidated Balance Sheets
                    as of May 31, 1995 and 1994 and related
                    Consolidated Statements of Operations,
                    Consolidated Cash Flows and Consolidated
                    Stockholders' Equity (Deficiency) for each of
                    the years in the three-year period ended
                    May 31, 1995


     (b)  FINANCIAL STATEMENTS SCHEDULES

                                                                          PAGE OR METHOD OF FILING


          (1)  Report of Grant Thornton L.L.P. as to                        Included in the report
               Consolidated Financial Statement Schedules for               listed in (a)(ii) above
               fiscal years ended May 31, 1995, 1994 and 1993


          (2)  Schedule II.  Valuation and Qualifying                       Page S-1
               Accounts

Schedules not listed above and columns within certain Schedules have been omitted because of the absence of conditions under which they are required or because the required material information is included in the Consolidated Financial Statements or Notes to the Consolidated Financial Statements included herein.

 (c) EXHIBITS



                                                                          Page Number or
Exhibit Number               Description                                  Method of Filing
- --------------               -----------                                  ----------------
3.1                Articles of Incorporation of the                       Incorporated by reference to
                   Company, as amended                                    Exhibit 3.1 of the Company's Annual
                                                                          Report on Form 10-K for the fiscal
                                                                          year ended May 31, 1993 (the "1993
                                                                          Form 10-K")


3.2                Amended and Restated Bylaws of the                     Incorporated by reference to
                   Company                                                Exhibit 3.2 of the 1993 Form 10-K


4.1                Form of Certificate for Common Stock                   Incorporated by reference to
                                                                          Exhibit 4.1 of the 1993 Form 10-K



4.2                Form of Warrant issued to holders of                   Incorporated by reference to
                   Senior Notes                                           Exhibit 4-A to the Company's Form 8-K
                                                                          dated July 17, 1992 (the "July 1992
                                                                          Form 8-K")


4.3                Form of 8% Convertible Subordinated                    Incorporated by reference to
                   Debentures due August 31, 2003                         Exhibit 4.3 of the 1993 Form 10-K


10.1.1             Lease Agreement dated June 14, 1991                    Incorporated by reference to
                   between The County of Grayson, Texas                   Exhibit 10.1.1 of the 1993 Form 10-K
                   and International Airline Support
                   Group, Inc.


10.2.1             Employee Stock Option Plan                             Incorporated by reference to
                                                                          Exhibit 10.2.1 of the 1993 Form 10-K


10.2.2             Non-Employee Director Stock Option Plan                Incorporated by reference to
                                                                          Exhibit 10.2.2 of the 1993 Form 10-K


10.2.3             401(k) Plan                                            Incorporated by reference to
                                                                          Exhibit 10-H of the Company's Annual
                                                                          Report on Form 10-K for the fiscal
                                                                          year ended May 31, 1992 (the "1992
                                                                          Form 10-K")


10.2.4             Bonus Plan                                             Incorporated by reference to
                                                                          Exhibit 10.2.4 of the 1993 Form 10-K





10.2.5             Cafeteria Plan                                         Incorporated by reference to
                                                                          Exhibit 10.2.5 of the 1993 Form 10-K


10.3.1             Form of Securities Purchase                            Incorporated by reference to
                   Agreement dated as of July 17, 1992                    Exhibit 10-A to the Company's
                   among the Company and the Purchasers                   July 1992 Form 8-K
                   listed therein, as amended


10.3.2             Consent, Amendment and Waiver dated                    Incorporated by reference to
                   as of September 8, 1993 among the                      Exhibit 10.9.2 of the 1993 Form 10-K
                   Company and the parties listed
                   therein


10.3.3             Letter Agreement dated March 23,                       Incorporated by reference to Exhibit
                   1992, between Dabney/Resnick and                       10.4.3 of the Company's amended
                   Wagner, Inc. and International                         Annual Report on Form 10-K for the
                   Airline Support Group, Inc.,                           fiscal year ended May 31, 1994 (the
                   relating to placement of the                           "1994 Form 10-K/A")
                   Company's 12% Senior Secured Notes


10.4               Representative Indemnity Agreement                     Incorporated by reference to
                   between the Company and its                            Exhibit 10.12 of the 1993 Form 10-K
                   Directors and Executive Officers


10.5.1             Securities Purchase Agreement dated                    Incorporated by reference to
                   as of September 8, 1993 among the                      Exhibit 10.13 of the 1993 Form 10-K
                   Company and the Purchasers listed
                   therein


10.5.2             Letter Agreement dated March 25,                       Incorporated by reference to
                   1993, between Dabney/Resnick and                       Exhibit 10.6.2 of the 1994 Form 10-
                   Wagner, Inc. and International                         K/A
                   Airline Support Group, Inc.,
                   relating to placement of the
                   Company's 8% Convertible
                   Subordinated Debentures


10.6               Form of Registration Rights                            Incorporated by reference to
                   Agreement dated as of September 8,                     Exhibit 10.14 of the 1993 Form 10-K
                   1993, among the Company and the
                   Purchasers listed therein


10.7.1             Joint Venture Agreement dated                          Incorporated by reference to
                   August 20, 1992 between the Company                    Exhibit 10.7 of the 1993 Form 10-K
                   and R.T. Leasing, Inc.





10.7.2             Settlement Agreement, dated                            Incorporated by reference to
                   February 10, 1994, between Aircraft                    Exhibit 10.9 of the 1994
                   Partners, Ltd., International Airline                  Form 10-K/A
                   Support Leases, Inc., R.T. Leasing, Inc.,
                   A.P. Number 1, Inc. and Richard R. Wellman
                   Group, Inc.,    International Air


10.7.3             Settlement Stipulation, dated January 31,              Filed herewith
                   1995, among Admark International Ltd.,
                   Plaintiff and Norville Trading Company Ltd.,
                   International Airline Support Group, Inc.
                   and Richard R. Wellman, Defendants


10.8               Aircraft Purchase Agreement, dated                     Incorporated by reference to
                   December 30, 1993, between Dana Messina and            Exhibit 10.9 of the 1994 Form
                   International Airline Support Group, Inc.              10-K/A


10.9.1              Purchase Agreement, dated January 1995, among         Incorporated by reference to
                    International Airline Support Group, Inc.,            Exhibit 10.1 to the Company's Form
                    Richard R. Wellman, Lynda Wellman and Custom          10-Q/A for the quarter ended
                    Air Holdings, Inc., including as an exhibit           August 31, 1994
                    the "General Proxy" executed by Richard R.
                    Wellman and Lynda Wellman


10.10               Assignment and Assumption Agreement, dated            Incorporated by reference to
                    January 31, 1995, between International               Exhibit 10.2 to the Company's Form
                    Airline Service Center, Inc. and Express One          10-Q/A for the quarter ended
                    International, Inc.                                   August 31, 1994


10.11               Notice of Payment Blockage, dated May 25, 1995        Filed herewith


21                  Subsidiaries of Registrant                            Filed herewith


23                  Consent of Grant Thornton L.L.P.                      Filed herewith



27                  Financial Data Schedule                               Filed herewith

(d)  REPORTS ON FORM 8-K.

     A Report on Form 8-K dated May 26, 1995 was filed by the Company relating to the Company's nonpayment of its scheduled May 31, 1995 interest payment to the holders of the Debentures as a result of the Company's receipt of a notice of payment blockage from the holder of a majority of the outstanding principal amount of the Company's Senior Notes.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized this 28th day of August, 1995


                              International Airline Support Group, Inc., a Delaware Corporation



                              By: /S/ ALEXIUS A. DYER III
                                 _______________________________________
                                 Alexius A. Dyer III
                                 President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.




Signature                      Title                                     Date

/S/ ALEXIUS A. DYER III
_______________________      President and Director                     August 28, 1995
Alexius A. Dyer III          (Principal Executive Officer)


/S/ ROBERT K. NORRIS
________________________     Vice President-Finance (Principal          August 28, 1995
Robert K. Norris             Financial and Accounting Officer)


/S/ KYLE R. KIRKLAND
________________________     Director                                   August 28, 1995
Kyle R. Kirkland

/S/ E. JAMES MUELLER
_________________________    Director                                   August 28, 1995
E. James Mueller

           INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES
                          INDEX TO FINANCIAL STATEMENTS


                                                                          Page

Report of independent certified public accountants . . . . . . . . . .     F-2

Consolidated balance sheets as of May 31, 1995 and 1994. . . . . . . .     F-3

Consolidated statements of operations for the years ended
May 31, 1995, 1994 and 1993. . . . . . . . . . . . . . . . . . . . . .     F-4

Consolidated statements of stockholders' equity (deficit) for
the years ended May 31, 1995, 1994 and 1993. . . . . . . . . . . . . .     F-5

Consolidated statements of cash flows for the years ended
May 31, 1995, 1994 and 1993. . . . . . . . . . . . . . . . . . . . . .     F-6

Notes to consolidated financial statements . . . . . . . . . . . . . .     F-7

                            REPORT OF INDEPENDENT CERTIFIED
                                  PUBLIC ACCOUNTANTS

The Board of Directors and Stockholders
International Airline Support Group, Inc.

We have audited the accompanying consolidated balance sheets of International Airline Support Group, Inc. and Subsidiaries as of May 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended May 31, 1995.
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above, present fairly, in all material respects, the consolidated financial position of International Airline Support Group, Inc. and Subsidiaries as of May 31, 1995 and 1994 and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended May 31, 1995, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B, the Company has incurred significant operating losses and the Company is in default under its debt agreements which could result in the lenders demanding payment under the Company's long-term debt agreements, raising substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have also audited Schedule II of International Airline Support Group, Inc. and Subsidiaries for each of the three years in the period ended May 31, 1995. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.


Miami, Florida
July 21, 1995

             INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                              MAY 31, 1995 AND 1994


                                     ASSETS

                                                                   1995              1994
                                                                   ----              ----
Current assets
  Cash                                                        $    848,331      $     95,790
  Accounts receivable, net of allowance for doubtful
   accounts of $ 619,000 in 1995 and $940,000 in 1994            2,592,463         3,817,023
  Notes receivable (Note A)                                        313,490         1,120,000
  Income tax refund receivable                                          -          1,930,000
  Inventories (Notes A, C and D)                                 6,497,270         8,719,774
  Deferred tax benefit - current, net of valuation
   allowance of $1,146,000 in 1995 and $2,190,000 in
   1994 (Note F)                                                     -                 -
  Other current assets                                              31,480           162,055
                                                              ------------      ------------
    Total current assets                                        10,283,034        15,844,642

Property and equipment (Notes A and E)
  Land                                                             330,457           330,457
  Aircraft held for lease                                        3,289,613         7,227,835
  Building and leasehold improvements                              715,772           789,340
  Machinery and equipment                                          940,948         2,191,999
                                                              ------------      ------------
                                                                 5,276,790        10,539,631
  Less accumulated depreciation                                  1,980,927         2,233,680
                                                              ------------      ------------
                                                                 3,295,863         8,305,951
                                                              ------------      ------------
Other assets
  Deferred debt costs, net (Note A)                                931,932         1,224,401
  Deferred tax benefit, net of valuation allowance of
   $3,894,000 in 1995 and $3,095,000 in 1994 (Note F)                   -                 -
  Deposits and other assets                                             -            178,322
                                                              ------------      ------------
                                                                   931,932         1,402,723
                                                              ------------      ------------
                                                              $ 14,510,829      $ 25,553,316
                                                              ============      ============

                         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
  Current maturities of long-term obligations (Note D)        $  1,812,040      $  3,531,228
  Long-term obligations in default classified
   as current (Notes B and D)                                   18,083,334        22,156,720
  Bank overdrafts                                                       -            410,570
  Accounts payable                                               1,650,078         4,086,998
  Accrued expenses (Note P)                                      2,226,900         3,970,840
                                                              ------------      ------------
    Total current liabilities                                   23,772,352        34,156,356

Long-term obligations, less current maturities
 (Notes B and D)                                                   440,377           485,020

Commitments and contingencies (Notes E, M, N and Q)                     -                 -

Stockholders' equity (deficit) (Notes G and H)
  Preferred Stock - $.001 par value,
   authorized 500,000 shares;
   0 shares outstanding in 1995 and 1994.                               -                 -
  Common stock - $.001 par value;
   authorized 20,000,000 shares;
   issued and outstanding 4,041,779
   shares in 1995 and 1994.                                          4,042             4,042
  Additional paid-in capital                                     2,654,332         2,654,332
  Accumulated deficit                                          (12,360,274)      (11,746,434)
                                                              ------------      ------------
    Total stockholders' deficit                                 (9,701,900)       (9,088,060)
                                                              ------------      ------------
                                                              $ 14,510,829      $ 25,553,316
                                                              ============      ============

The accompanying notes are an integral part of these statements.

             INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF OPERATIONS

                      YEARS ENDED MAY 31, 1995, 1994 AND 1993

                                                        1995          1994          1993
                                                        ----          ----          ----
Revenues
  Net sales                                          $21,998,869    $16,746,932   $32,031,596
  Lease revenue                                        2,984,218      1,986,450     1,473,038
                                                     -----------   ------------   -----------
    Total revenues                                    24,983,087     18,733,382    33,504,634


  Cost of sales (Note O)                              17,712,427     22,104,131    21,493,792
  Selling, general and administrative expenses
   (Notes O and P)                                     4,358,119      6,943,147     6,469,160
  Provision (recovery) for doubtful accounts            (334,571)     1,487,969       493,234
  Interest expense                                     2,271,849      2,562,681     2,162,994
  Depreciation and amortization                        1,693,301      2,865,610     1,405,720
  Interest and other income                             (602,943)       (87,600)      (65,828)
  Unusual and nonrecurring items (Note Q)               (177,115)            -             -
  Losses of service center subsidiary (Note R)           675,860      1,922,086            -
                                                     -----------   ------------   -----------
                                                      25,596,927     37,798,024    31,959,072
                                                     -----------   ------------   -----------
    Earnings (loss) before income taxes,
     equity in loss of joint venture, and
     extraordinary item                                 (613,840)   (19,064,642)    1,545,562

Provision for income taxes (benefit) (Note F)                 -      (2,475,185)      510,000
                                                     -----------   ------------   -----------
    Earnings (loss) before equity in loss
     of joint venture and extraordinary item,           (613,840)   (16,589,457)    1,035,562

Equity in loss of joint venture (Note J)                      -        (423,224)      (58,543)
                                                     -----------   ------------   -----------

    Earnings (loss) before extraordinary item           (613,840)   (17,012,681)      977,019

Extraordinary loss on the extinguishment of debt
(Note D)                                                      -        (363,022)           -
                                                     -----------   ------------   -----------
    Net (loss) earnings                              $  (613,840)  $(17,375,703)  $   977,019
                                                     ===========   ============   ===========

Per share data (Note A):

  Weighted average shares outstanding                  4,041,779      4,041,779     3,997,458
                                                     ===========   ============   ===========
  Earnings (loss) per common share
   and common equivalent shares
    Earnings (loss) before extraordinary item             $ (.15)       $ (4.21)        $ .24
    Extraordinary item                                        -            (.09)           -
                                                          ------        -------         -----
     Net (loss) earnings                                  $ (.15)       $ (4.30)        $ .24
                                                          ======        =======         =====

The accompanying notes are an integral part of these statements.

                     INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                              YEARS ENDED MAY 31, 1995, 1994 AND 1993


                                                       COMMON STOCK
                                                    -----------------      Additional     Retained
                                                    Number of    Par        Paid-In       Earnings
                                                     Shares     Value       Capital       (Deficit)         Total
                                                     ------     -----       -------       ---------         -----
Balance at June 1, 1992                            3,974,112    $3,974    $2,424,579      $4,652,250     $7,080,803

Issuance of common stock                              35,000        35       115,451              -         115,486

Net earnings                                              -         -             -          977,019        977,019
                                                   ---------    ------    ----------    ------------     ----------
Balance at May 31, 1993                            4,009,112     4,009     2,540,030       5,629,269      8,173,308

Issuance of common stock                              32,667        33       114,302              -         114,335

Net loss                                                  -         -             -      (17,375,703)   (17,375,703)
                                                   ---------    ------    ----------   -------------     ----------
Balance at May 31, 1994                            4,041,779     4,042     2,654,332     (11,746,434)    (9,088,060)

Net loss                                                  -         -             -         (613,840)      (613,840)
                                                   ---------    ------    ----------    ------------    -----------
Balance at May 31, 1995                            4,041,779    $4,042    $2,654,332    $(12,360,274)   $(9,701,900)
                                                   =========    ======    ==========    ============    ===========

The accompanying notes are an integral part of these statements.

                     INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES

                               CONSOLIDATED STATEMENTS OF CASH FLOWS

                              YEARS ENDED MAY 31, 1995, 1994 AND 1993

                                                                        1995            1994             1993
                                                                        ----            ----             ----
Cash flows from operating activities:
  Net earnings (loss)                                               $  (613,840)    $(17,375,703)    $    977,019
  Adjustments to reconcile net earnings (loss) to net cash
   provided by (used in) operating activities:
    Depreciation and amortization                                     1,693,301        3,150,062        1,405,720
    Depreciation - service center                                       196,322               -                -
    Gain on Express One transaction (Note R)                            (70,631)              -                -
    Loss on Wellman transaction                                          33,575               -                -
    (Increase) decrease in deferred tax benefit                         (23,696)          69,000         (332,000)
    Equity in loss of joint venture                                          -           423,224           58,543
    Decrease (increase) in accounts receivable                        1,224,560          (83,108)         281,738
    Decrease (increase) in notes receivable                             806,510          800,000       (1,920,000)
    Decrease (increase) in income tax refund                          1,930,000       (1,930,000)              -
    Decrease (increase) in inventories                                4,910,834        8,243,147       (8,631,990)
    Decrease (increase) in other current assets                         154,271          981,557       (1,098,118)
    (Increase) in deferred debt costs                                        -          (341,326)      (1,237,980)
    Decrease (increase) in other assets                                 178,322         (112,999)          (9,026)
    (Decrease) increase in accounts payable
     and accrued expenses                                            (4,591,430)       5,012,896          134,576
    (Decrease) increase in income taxes payable                              -          (211,666)      (1,788,676)
                                                                    $(0,000,000)    $(00,000,000)    $(00,000,000)
                                                                    -----------     ------------     ------------
      Total adjustments                                               6,441,938       16,000,787      (13,137,213)
                                                                    -----------     ------------     ------------
      Net cash provided by (used in) operating activities             5,828,098       (1,374,916)     (12,160,194)

Cash flows from investing activities:
  Proceeds from maturity of restricted
   certificates of deposit                                                   -           356,115        1,350,000
  Purchase of restricted certificate of deposit                              -                -          (350,000)
  Capital expenditures                                                 (135,936)      (3,635,919)      (1,960,700)
  Proceeds from sale of aircraft held for lease                              -         1,000,000               -
  Investments in joint ventures                                              -                -            (5,000)
  Decrease (increase) in due from affiliates                                 -                -            25,445
                                                                    -----------     ------------     ------------
Net cash used in investing activities                                  (135,936)      (2,279,804)        (940,255)

Cash flows from financing activities:
  Net payments under line of credit                                          -        (1,000,000)      (2,918,463)
  Proceeds from issuance of common stock                                     -                -           115,486
  Borrowings under notes and leases                                          -        10,000,000       19,515,783
  Repayments of debt obligations                                     (4,939,621)      (5,760,432)      (3,312,238)
                                                                    -----------     ------------     ------------
    Net cash (used in) provided by financing activities              (4,939,621)       3,239,568       13,400,568
                                                                    -----------     ------------     ------------
Net increase (decrease) in cash                                         752,541         (415,152)         300,119

Cash at beginning of period                                              95,790          510,942          210,823
                                                                    -----------     ------------     ------------
Cash at end of period                                               $   848,331     $     95,790     $    510,942
                                                                    ===========     ============     ============
Supplemental disclosures of cash flow information (Note K):
  Cash paid during the year for:
   Interest                                                         $ 2,167,279     $  2,736,233     $  1,843,630
                                                                    ===========     ============     ============
   Income Taxes                                                     $        -      $         -      $  2,633,626
                                                                    ===========     ============     ============

The accompanying notes are an integral part of these statements.

                     INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES

                            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   MAY 31, 1995, 1994 AND 1993



NOTE A - DESCRIPTION OF COMPANY BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

International Airline Support Group, Inc. and Subsidiaries (the "Company") is primarily engaged in the sale of aircraft, aircraft parts, leasing of aircraft and related services. The Company previously was engaged in other activities through the Company's wholly-owned subsidiary, International Airline Service, Inc. Center ("Service Center"), which was an FAA certified repair facility engaged in the performance of maintenance checks required by the FAA on narrow body aircraft (see Note R). The Company's other wholly-owned subsidiary, Brent Aviation, Inc. d/b/a Custom Air Transport was previously engaged in the flight operation of cargo aircraft (see Note Q).

a) CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation. Investments in nonconsolidated entities are reported on the equity method.

b) CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

c) INVENTORIES

Inventories are stated at the lower of cost or market. The cost of aircraft parts is determined on a specific identification basis for those parts purchased individually or in lots where specific identification is practical. For parts acquired through whole aircraft purchases, the costs are assigned to pools which are then amortized as part sales take place. The amortization is then based upon the actual sales, except in any periods where sales are lower than expected, the estimated sales per the initial sales projection are used (which has a maximum life of 5 years). The amount of cost amortized is based upon the gross profit percentage as calculated from the estimated sales value of the parts. The sales value estimates are monitored by management, and adjusted periodically as necessary. Certain aircraft, which were previously leased have been classified as held for sale and are included in inventory.

At May 31, 1995 and 1994, approximately 80% and 72%, respectively, of the ending inventory (including aircraft held for sale) was costed under the specific identification method, and the remaining 20% and 28%, respectively, was costed under the pooling method.

d) PROPERTY AND EQUIPMENT

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated life utilizing straight-line and accelerated methods. The estimated lives of the depreciable assets range from 5 to 31.5 years. Overhaul costs on aircraft held for lease are capitalized and depreciated over the estimated service life of the overhaul. For income tax purposes, accelerated methods of depreciation are generally used. Deferred income taxes are provided for the difference between depreciation expense for tax and financial reporting purposes.

                     INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES

                                   MAY 31, 1995, 1994 AND 1993


NOTE A - DESCRIPTION OF COMPANY BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
         - Continued

e) NOTES RECEIVABLE

In fiscal 1993, the Company sold certain aircraft to an African airline in exchange for notes receivable totalling $2,590,000. In December 1994, the remaining balance due on one of the notes was paid. A new note was executed for $937,466 representing the current principal balance on the remaining note plus balances due on trade accounts receivable. In addition, the note provides for an additional $250,000 of future part sales, none of which were delivered as of May 31, 1995. The new note bears interest at a rate of 12%, and requires monthly payments of $70,000 until paid. Due to certain economic conditions in Nigeria, the Company is deferring the recognition of interest income on this note until the collection of such interest. The note is collateralized by the aircraft sold.

In May 1993, the Financial Accounting Standards Board issued SFAS No. 114, which relates to "Accounting for Creditors For Impairment of a Loan". This Statement, which is effective for fiscal years beginning after December 15, 1994, requires that impaired loans or notes receivable be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or fair value of the collateral. Management does not anticipate that the adoption of SFAS No. 114 will have a significant effect on the overall financial condition or operations of the Company. The Company intends to adopt SFAS No. 114 on June 1, 1995, as required.

f) DEFERRED DEBT COSTS

Deferred debt costs principally relate to the costs associated with obtaining the Company's Senior Secured Notes and Convertible Subordinated Debentures. These costs are being amortized using the interest method over the life of the respective debt issue. Accumulated amortization at May 31, 1995 and 1994, was approximately $1,094,000 and $802,000, respectively.

g) EARNINGS PER SHARE

Earnings per share is computed by dividing the net earnings (loss) by the weighted average number of common shares outstanding and common stock equivalents. Stock options and warrants are considered common stock equivalents unless their inclusion would be anti-dilutive. The Company's Convertible Subordinated Debentures are not considered common stock equivalents as their inclusion would be anti-dilutive and the effective yield on the securities exceeded 66-2/3% of the average Aa corporate bond rate at the time of issuance.

h) REVENUE RECOGNITION

Revenue from the sale of parts is recognized when products are shipped to the customer. Revenue from the sale of aircraft is recognized when all consideration has been received and the buyer has taken delivery and acceptance of the aircraft. Lease revenue is recognized on an accrual basis, unless collectibility is uncertain.

i) EMPLOYEE BENEFIT PLAN

The Company established in fiscal 1992 a contributory 401(K) plan. The plan is a defined contribution plan covering all eligible employees of the Company, to which the Company makes certain discretionary matching contributions based upon the level of its employees' contributions. The amount charged to earnings in fiscal 1995, 1994 and 1993 were insignificant. The Company does not provide any health or other benefits to retirees.

                     INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES

                                   MAY 31, 1995, 1994 AND 1993


NOTE A - DESCRIPTION OF COMPANY BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
         - Continued

j) RECLASSIFICATIONS

Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

k) UNINSURED CASH BALANCES

Cash balances in financial institution accounts are secured by the Federal Deposit Insurance Corporation (FDIC) for amounts up to $100,000, per customer. At May 31, 1995, the Companys uninsured cash balances approximated $803,000.

l) INCOME TAXES

Income taxes are provided based on earnings reported for tax return purposes in addition to a provision for deferred income taxes. Deferred income taxes are provided in order to reflect the tax consequences in future years of differences between the financial statement and tax basis on assets and liabilities at each year end.

NOTE B - GOING CONCERN

Primarily as a result of the net losses experienced in fiscal 1995 and 1994, and the classification of most indebtedness as current, the Company has a significant deficit in working capital and stockholders' equity. Currently, the Company is in noncompliance with certain financial and other covenants under the loan agreements relating to the 12% Senior Secured Notes ("Notes"), issued July 1992, and the 8% Convertible Subordinated Debentures ("Debentures"), issued September 1993 (see Long-Term Obligations Note D).
The Notes are secured by substantially all of the assets of the Company and the Debentures are unsecured and are subordinated in right of payment to the Notes.

Excluding amounts scheduled to be repaid in fiscal 1996 under the terms of the agreements, $18,083,334 is subject to accelerated maturity and, as such, has been classified as a current liability in the Consolidated Balance Sheets at May 31, 1995. The Company intends to present a restructuring proposal to the holders of the Notes and the Debentures during the second quarter of fiscal 1996. There can be no assurance that the Company will be able to consummate a restructuring of its indebtedness. If the lenders were to accelerate maturity, the Company would not have sufficient funds to repay the debt obligations.

As a result of the factors, there exists substantial doubt about the Company's ability to continue in existence. However, in 1995, the Company took a number of cost-cutting steps to reduce its operating losses including ceasing the operations of its Service Center (see Note R), personnel reductions and the elimination of other costs.

NOTE C - INVENTORY

Inventories at May 31, 1995 and 1994 consisted of the following:

                                                                         1995                 1994
                                                                         ----                 ----
    Aircraft parts                                                    $4,063,352           $5,624,922
    Aircraft available for sale                                        2,433,918            3,094,852
                                                                      ----------           ----------
                                                                      $6,497,270           $8,719,774
                                                                      ==========           ==========

                     INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES

                                   MAY 31, 1995, 1994 AND 1993


NOTE D - LONG-TERM OBLIGATIONS

  Long-term obligations at May 31, 1995 and 1994 consisted of the following:


                                                                                    1995              1994
                                                                                    ----              ----
    12% Senior Secured Notes                                                     $ 9,850,000       $14,550,000

    8% Convertible Subordinated Debentures                                        10,000,000        10,000,000

    Mortgage note payable to bank                                                    455,420           481,580

    Notes payable due in equal monthly installments
     through October 1997, bearing interest at 9.5% to
     11.5% collateralized by equipment                                                16,363            31,823

    Capitalized lease obligations (Note E)                                            13,968         1,109,565
                                                                                 -----------       -----------
                                                                                  20,335,751        26,172,968
    Less: Current maturities and long-term obligations
          in default classified as current                                        19,895,374        25,687,948
                                                                                 -----------       -----------
                                                                                 $   440,377       $   485,020
                                                                                 ===========       ===========

In July 1992, the Company issued $18.0 million of five (5) year 12% Senior Secured Notes ("Notes") due July 1997. In September of 1993, the note agreement was amended, to require a payment of $3,450,000 with the proceeds from the issuance of the Convertible Subordinated Debentures ("Debentures") and subsequent sinking fund payments of $3,233,333 in July 1994 and 1995 and $4,041,667 in July 1996 and 1997. In connection with this extinguishment, the Company recorded as an extraordinary item the loss on retirement of debt. Such costs included a 6% prepayment penalty as well as that portion of the deferred debt issuance costs associated with the Notes retired. During fiscal 1995 the Company prepaid, without penalty, $1,466,333 of the amount due in July 1995. The notes are secured by substantially all the assets of the Company. Warrants to purchase 1,093,528 shares of common stock were issued to the Noteholders at an exercise price of $5.375. The warrants have a five year term and carry restrictions regarding exercise and registration of the underlying shares. The security purchase agreement contains restrictive covenants requiring the Company to maintain a minimum net worth as well as certain financial ratios, restricts dividends and limits capital expenditures, indebtedness, liens, certain business activities and inventory purchases. The Company is in default of the loan agreement.

In September 1993, the Company issued $10.0 million in Convertible Subordinated Debentures ("Debentures"), due August 2003, through a private placement offering. The Debentures may be redeemed in whole or in part after August
1996, upon 30 days notice by the Company. The Debentures are convertible to the Company's common stock at a price of $4.00 per share (2,500,000 shares). The Debentures conversion options carry restrictions regarding conversion and registration of the underlying shares. The Debenture holders have certain demand and piggy-back registration rights on the underlying shares. The Debentures have a fixed annual interest rate of 8%, with such interest payable quarterly. The securities purchase agreement contains restrictive covenants requiring the Company to maintain a certain level of consolidated net worth and certain financial ratios related to interest expense coverage. The Company is in default of the loan agreement.

In May 1995, the Company received a notice of payment blockage from the holder of a majority of the Notes. The payment blockage has prevented the Company from making the scheduled interest payment on the Debentures, which was due May 31, 1995. The Company also did not make its scheduled July 1995 principal payment to the holders of the Notes.

                  INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES

                                 MAY 31, 1995, 1994 AND 1993


NOTE D - LONG-TERM OBLIGATIONS - Continued

In September 1992, the Company entered into a promissory note and mortgage and security agreement with a bank. The promissory note is payable in equal monthly installments of $2,180 plus interest through September 1997 when the remaining balance is due. The note has an interest rate of 1% above the bank's prime rate. The note is secured by a first mortgage on the land and building in Miami, Florida. The land and building has a total cost of approximately $1,009,000. This property also has a junior mortgage filed by the Senior Secured Noteholders.

The maturities of long-term obligations in each of the next five years subsequent to May 31, 1995 are as follows: 1996 - $1,812,040, 1997 -
$4,084,204, 1998 - $4,439,507, 1999 - $0, 2000 - $0, and thereafter
$10,000,000. However, the Company is in default under the terms of the securities purchase agreement for the 12% Senior Secured Notes, and the 8% Convertible Subordinated Debentures. If the holders were to demand repayment, $18,083,334, which is scheduled to be paid subsequent to May 31, 1996, would be due in fiscal 1996.

NOTE E - LEASES

The Company conducts a portion of its operations utilizing leased equipment which has been capitalized. Substantially all of the fixed assets of the Service Center were acquired through a leasing arrangement which was classified as a capitalized lease. In January 1995, the Company was released from all obligations under this lease in connection with the transfer of assets from the Service Center, as discussed in Note R. Following is a schedule of future minimum rental payments under capital leases together with the present value of future minimum rentals as of May 31, 1995.


             Year ended May 31, 1995                            $18,770
             Amount representing interest                         4,802
                                                                -------
             Present value of future minimum lease payments      13,968
             Current maturities                                   3,606
                                                                -------
             Long term obligations under capital leases         $10,362
                                                                =======

Capitalized equipment leases are accounted for and amortized as company-owned equipment. The following is a schedule of leased equipment under capital leases:


                                                                 1995             1994
                                                                 ----             ----
           Equipment                                           $298,279        $1,412,904
           Less: Accumulated amortization                       279,863           482,051
                                                               --------        ----------
                                                               $ 18,416        $  930,853
                                                               ========        ==========

The Company leases warehouse and hangar facilities as well as certain equipment under long-term operating lease agreements which expire at varying times over the next five years. Rental expense under these leases for the years ended
May 31, 1995, 1994 and 1993 was approximately $220,000, $242,000 and $203,000, respectively.

At May 31, 1995, future minimum payments on non-cancellable operating leases are $47,900 in fiscal 1996.

                 INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES

                                MAY 31, 1995, 1994 AND 1993



NOTE E - LEASES - Continued

The Company leases aircraft to customers under various operating leases one of which is month to month and the other expires in October 1995. In addition to minimum base rentals, the lease agreements require additional rent based upon aircraft usage. Future minimum rentals at May 31, 1995, on non-cancellable operating leases will be $180,000 in fiscal year 1996. The net investment in aircraft held for or leased to customers was $2,210,202 and $6,126,138 at May 31, 1995 and 1994, respectively.

NOTE F - INCOME TAXES

  The provision for income taxes for the years ended May 31, 1995, 1994 and 1993:

                                                                1995             1994           1993
                                                                ----             ----           ----
     Current provision:
       Federal                                             $        -      $ (2,544,185)     $ 732,000
       State                                                        -                -         110,000
                                                           -----------     ------------      ---------
                                                                    -        (2,544,185)       842,000
     Deferred provision (benefit)                                   -            69,000       (332,000)
                                                           -----------     ------------      ---------
                                                           $        -      $ (2,475,185)     $ 510,000
                                                           ===========     ============      =========

  The tax effect of the Company's temporary differences and carryforwards are as follows:

                                                                1995             1994
                                                                ----             ----
     Deferred tax liabilities (benefits) -- current:
      Reserve for overhaul costs                           $  (545,000)    $   (316,000)
      Bad debt reserve                                        (233,000)        (354,000)
      Inventory capitalization                                (188,000)        (256,000)
      Inventory writedown                                           -          (912,000)
      Accrued payroll                                          (37,000)         (29,000)
      Accrued legal settlement costs                          (116,000)        (310,000)
      Accrued vacation                                         (16,000)         (13,000)
      Accrued - other                                          (11,000)              -
                                                           -----------      -----------
                                                           $(1,146,000)     $(2,190,000)

                                                                1995             1994
                                                                ----             ----
     Deferred tax liabilities (benefits) - non-current:
      Inventory capitalization                             $        -      $    (10,000)
      Depreciation                                             226,000           23,000
      Aircraft - capitalized maintenance                        36,000           36,000
      Restructuring charges                                   (702,000)      (1,279,000)
      Accrued interest income                                 (106,000)        (106,000)
      Net operating loss carryforward - federal             (2,941,000)      (1,315,000)
      Net operating loss carryforward - state                 (277,000)        (315,000)
      Minimum tax credit - federal                            (122,000)        (122,000)
      Other, net                                                (8,000)          (7,000)
                                                           -----------      -----------
                                                           $(3,894,000)     $(3,095,000)

The Company has recorded valuation allowances equal to the amount of the deferred tax benefits at May 31, 1995 and 1994.

                   INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES

                                 MAY 31, 1995, 1994 AND 1993

NOTE F - INCOME TAXES - Continued

The following table summarizes the differences between the Company's effective tax rate and the statutory federal rate as follows:


                                                               1995       1994      1993
    Statutory federal rate                                    (34.0)%    (34.0)%    34.0%
    Operating losses with no current tax benefit               34.0       19.6        -
    Increase in taxes resulting from State income tax
     less federal income tax benefit                             -          -        3.6
    Foreign Sales Corporation (FSC)                              -          -       (6.0)
    Penalties and other non-deductible items                     -          -        1.4
                                                              -----       -----     ----
                                                                 -        (14.4)%   33.0%
                                                              =====       ======    ====

The Company has net operating loss carryforwards for federal and state purposes of approximately $8.7 and $7.6 million, respectively. The net operating losses will expire in the year 2010. The Company has a federal minimum tax credit carryover of approximately $122,000 which may be utilized in future years to the extent that regular tax liability exceeds the alternative minimum tax. Certain provisions of the tax law may limit the net operating loss and credit carryforwards available for use in any given year in the event of a significant change in ownership interest.

NOTE G - COMMON AND PREFERRED STOCK

In July 1993, the Company amended the Articles of Incorporation to authorize the issuance of up to 500,000 shares of preferred stock. No such stock has been issued.

In June of 1993, the Company issued 32,667 shares of common stock to an individual in exchange for certain aircraft parts included in the Company's inventory.

NOTE H - STOCK OPTIONS AND WARRANTS

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

                                                                             Number of Shares
                                                                  --------------------------------------
                                                                  Reserved     Outstanding     Available
                                                                  --------     -----------     ---------
Balance June 1, 1993                                               315,000       221,500         93,500
Expired                                                                 -        (71,000)        71,000
                                                                  --------     ---------        -------
Balance May 31, 1994                                               315,000       150,500        164,500
Granted                                                                 -        265,000       (265,000)
Expired                                                                 -        (54,000)        54,000
Canceled                                                                -        (66,500)        66,500
                                                                  --------     ---------        -------
Balance May 31, 1995                                               315,000       295,000         20,000
                                                                  ========     =========        =======

                   INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES

                                 MAY 31, 1995, 1994 AND 1993

NOTE H - STOCK OPTIONS AND WARRANTS - Continued

Effective in December 1994, the outstanding employee stock options were canceled and new options were issued through an Incentive Stock Option Agreement. Options were granted to purchase 265,000 shares at an exercise price of $.19, which equalled the fair market value of the Company's stock on the effective date of the grant. All options granted were fully vested at May 31, 1995, and expire in December 1999. Included in the above table are options granted to directors to purchase 30,000 shares at exercise prices ranging from $4.625 to $5.125 per share. At May 31, 1995, options to purchase 24,000 shares were vested.

In April 1992, the Company granted a lender options to purchase 100,000 and 50,000 shares with exercise prices of $4.875 and $4.625, respectively. The options expire in October 1996.

In connection with the settlement of a legal dispute arising from a loan to the Company, in April 1992, the Company issued an option to the lender to purchase 200,000 shares at $3.25 per share. The option price approximated the market price on the date of the grant.

NOTE I - SALES TO MAJOR CUSTOMERS/FOREIGN AND DOMESTIC

The Company sells aircraft and aircraft parts, and leases aircraft to foreign and domestic customers. Most of the Company's sales take place on an unsecured basis, and a majority of the sales are to aircraft operators. The information with respect to sales and lease revenue, by geographic area, is presented in the table below for the years ended May 31, 1995, 1994 and 1993.

                                                                      (In Thousands)

                                                                 1995      1994      1993
                                                                 ----      ----      ----
    United States                                               $18,048   $10,978  $13,245
    Africa and Middle East                                        1,204     5,249   14,354
    Europe                                                        1,350       374    4,514
    Latin America                                                 4,347     2,178    1,102
    Canada                                                           34       558      307
    Asia                                                             -          9       48
                                                                -------   -------  -------
                                                                $24,983   $19,346  $33,570
                                                                =======   =======  =======

The Company had sales to a Venezuelan customer which accounted for approximately 11% of net sales in fiscal 1995 and less than 10% in fiscal years 1994 and 1993. Additionally, the Company sold 3 aircraft to a United States customer which represented 23% of net sales in fiscal 1995. The Company did not have any sales to this customer in previous fiscal years. The Company had sales to one African customer which accounted for less than 1%, 10% and 18% of net sales during the years ended May 31, 1995, 1994, and 1993, respectively. The Company also had sales to another African customer which accounted for 6% and 16% of net sales for fiscal 1995 and 1994, respectively. In 1993, the Company had sales to a Czechoslovakian customer and a United States customer each of which accounted for 11%, of 1993 net sales.

                   INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES

                                 MAY 31, 1995, 1994 AND 1993


NOTE J - INVESTMENT IN UNCONSOLIDATED JOINT VENTURE

The Company had a 50% interest in A.P. Number 1, Inc., a joint venture corporation created to purchase, sell and lease aircraft and engines. In fiscal 1993, the Company advanced $5,000 and executed as co-maker, together with the Company's Joint Venture partner, a promissory note for $2,900,000 due October 31, 1993. The promissory note was also signed as co-maker by the Chairman of the Company personally. The proceeds of the loan were advanced to the joint venture without any specific terms regarding repayment of principal or payment of interest, and the funds were used to purchase three aircraft. The joint venture's operations were not successful, and the joint venture was not able to make the required payments under the terms of the note. The Company was in default under the terms of the note due to nonpayment of principal and interest and in February 1994, the Company agreed upon a settlement with the lender, whereby the lender received title to the three (3) aircraft and $500,000 from the Company. All remaining liabilities have been satisfied and the joint venture has been dissolved. The Company's loss relating to the joint venture, as shown in the statement of operations for fiscal 1994, includes its share of the joint venture operating losses ($280,000) and its loss upon dissolution ($143,224).

Summarized financial information for the joint venture for the year ended May 31, 1993 was as follows:

                                                                1993
                                                                ----
     Total assets                                            $2,721,329
     Total liabilities                                       $2,894,416
     Net loss                                                $  183,057


NOTE K - SUPPLEMENTAL CASH FLOW DISCLOSURE

During fiscal 1994, the Company acquired approximately $1,140,000 in equipment under a leasing arrangement which was classified as a capital lease obligation at May 31, 1994.

The net change in inventory in fiscal 1995 and 1994, as derived from the change in balance sheet amounts, has been adjusted for the following items:

                                                                 1995            1994
                                                                 ----            ----
   Net decrease in inventory                                 $(2,222,504)    $(9,901,144)
   Transfer of aircraft from inventory
    to held for lease                                                 -        4,070,430
   Transfer of aircraft from held for lease
    to inventory                                              (2,688,330)       (250,000)
   Write-down of inventory through restructuring charge               -       (2,449,458)
   Reduction in carrying value of aircraft leased and
    depreciated in fiscal 1994 and classified as
    inventory at May 31, 1994                                         -          287,025
                                                             -----------     -----------
      Cash flow impact from change in inventory              $(4,910,834)    $(8,243,147)

In fiscal 1994, the Company issued 32,667 shares of common stock in exchange for certain inventory.

During the year ended May 31, 1993, the Company sold three aircraft to several customers for $3,700,000 of which the Company received $1,100,000 in cash, $125,000 in receivables and $2,475,000 in aircraft, which were classified in inventory and aircraft held for lease.

                   INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES

                                 MAY 31, 1995, 1994 AND 1993


NOTE L - RELATED PARTY TRANSACTIONS

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

In fiscal 1994 and 1995, the Company paid approximately $54,000 and $33,000, respectively, to a director for certain consulting services. This consulting agreement, which originated in fiscal 1993, was terminated in 1994, and a commission agreement was entered into. Under the commission agreement, the director is entitled to 3-4% of revenues generated from sales to customers brought in by the director. No amounts have been earned by the director under this new agreement.

In connection with the issuance of the Senior Secured Notes, the Company's placement agent received a $720,000 placement fee, together with a warrant to purchase 273,382 shares of common stock at $5.3875 per share. In connection with the issuance of the Convertible Subordinated Debentures, this same placement agent received a $600,000 placement fee. A director of the Company was an employee of the placement agent.

The Company previously rented an aircraft used in corporate travel from an entity controlled by a former officer/director of the Company. The total rent paid in fiscal 1993 was approximately $81,000. The Company also rented a condominium unit from an entity controlled by this officer/director. Total rent paid in fiscal 1994 and 1993 was approximately $9,000 and $18,000, respectively.

NOTE M - COMMITMENTS AND CONTINGENCIES

On February 28, 1994, a complaint titled Ullman et al v. International Airline Support Group, Inc. et al. was filed in the United States District Court for the Southern District of Florida (Case No. 94-0379), alleging certain actionable misrepresentations and non-disclosures by the Company and certain directors under the federal securities laws, as well as claims for common law fraud and breach of fiduciary duty. The plaintiffs allege damages due to declines in the market price of the Company's common stock and seek to have the action certified as a class-action complaint. The complaint seeks unspecified damages. The plaintiffs' original complaint was dismissed by the Court with leave to re-plead such complaint. In August 1994, an amended complaint was filed. On June 1, 1995, the plaintiffs and the Company reached an agreement in principle to settle the litigation.

The Company is also a defendant in various lawsuits which arise in the ordinary course of business. In the opinion of management, based on advice of legal counsel, the ultimate resolution of the remaining lawsuits will not have a material effect on the financial statements.

NOTE N - FOURTH QUARTER ADJUSTMENTS

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

                   INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES

                                 MAY 31, 1995, 1994 AND 1993


NOTE N - FOURTH QUARTER ADJUSTMENTS - Continued

In the fourth quarter of fiscal 1993, the Company recorded an accrual of approximately $200,000 at May 31, 1993 relating to the settlement of certain litigation. The Company also increased its allowance for doubtful accounts by $215,000 in the fourth quarter of fiscal 1993 due to concerns about the collectibility of receivable balances from various customers.

NOTE O - COST OF SALES

In the third quarter of fiscal 1994, the Company adopted a restructuring program designed to reduce costs, improve liquidity, and increase stockholder value. The restructuring program included the termination of the Company's President, other reductions in personnel, the sale of certain fixed assets and an intensive review of the Company's product lines and inventories.

Cost of sales for fiscal 1994 includes charges aggregating $9.6 million relating to the following:

  1. Reductions of approximately $2.0 million in the carrying amount of the Company's inventory part pools resulting from changes in sales estimates and related inventory values, reflecting the deteriorating economic conditions in the industry.

  2. In March 1994, the Company entered into an agreement to sell three aircraft upon completion of certain repairs and maintenance that was expected to be completed in fiscal 1995. The Company recorded a provision of approximately $2.4 million at May 31, 1994, for the estimated excess of the final cost of the repairs and maintenance over the sales price, after overhauling the aircraft to meet the customer's contract specifications.

  3. Writedowns approximating $3.1 million relating to weak current market conditions and the review of realizability of Company assets performed during the Company's restructuring program.

  4. Losses totaling approximately $2.1 million relating to the sale of a leased aircraft and the write-off of another aircraft due to a default by the lessee under the terms of the lease. In June 1995, the Company recovered this aircraft.

NOTE P - ACCRUED LIABILITIES

Accrued liabilities consist of the following items:

                                                          1995              1994
                                                          ----              ----
 Customer deposits                                    $  426,453         $  558,900
 Accrued repair costs                                    224,406            585,510
 Accrued legal costs                                      60,000            825,000
 Accrued interest                                        399,030            294,460
 Accrued payroll                                         282,834            329,255
 Accrued commissions                                     159,536                 -
 Advance payment on customer account                          -             600,000
 Reserve for repair of leased aircraft                   570,940            579,450
 Other                                                   103,701            198,265
                                                      ----------         ----------
                                                      $2,226,900         $3,970,840
                                                      ==========         ==========

                      INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES

                                    MAY 31, 1995, 1994 AND 1993


NOTE P - ACCRUED LIABILITIES - Continued

In November 1994, the Company received an unfavorable judgment arising from a lawsuit relating to commissions owed on the sale of an aircraft in 1989. Accordingly, the Company recorded an accrual of $825,000 at May 31, 1994 relating to this settlement, as reflected in the above table. In January 1995, a settlement on the judgment was reached whereby the Company agreed to pay $520,000 over three years. The present value of the settlement amount was $467,997. The difference between this amount and the prior year accrual of $825,000 is included in unusual and nonrecurring items in the Consolidated Statements of Operations. The remaining balance of this payable of $308,875 is included in accounts payable at May 31, 1995.

NOTE Q - WELLMAN TRANSACTION

In January of 1995, the Company entered into an agreement with the former President and former Secretary of the Company whereby the Company transferred all of the outstanding stock of Brent Aviation, a wholly-owned subsidiary, to an affiliate of the former employees. In addition, the Company also transferred certain spare parts, components, inventory and equipment for B-727 series aircraft, and a McDonnell Douglas DC-4 aircraft. In consideration, the Company received $230,000 and agreed to lease a B-727 to the affiliate on a month-to-month basis. In addition, the employees resigned from all positions as officers or directors, granted a proxy to the Company enabling the Company's directors to vote 1.98 million shares of common stock held by the employees for a period of two years, and agreed not to compete or interfere with any of the businesses of the Company and its remaining subsidiaries for a period of two years. The Company further agreed to pay the former secretary one year's salary as severance. As of May 31, 1995, $95,000 of the accrued severance was unpaid and is recorded in accrued liabilities. The Company also agreed to terminate its leasehold interest in a facility located at Grayson County, Texas Airport, allowing Brent Aviation to lease such facility for its operations.

In June 1995, the counsel of the employees notified the Company that the employees were alleging that the Company was in default to such parties in the performance of certain of its obligations to them pursuant to the Purchase Agreement. Counsel for employees has not threatened to institute litigation against the Company. The Company responded by raising defenses to the alleged breaches and alleging breaches by the employees of their obligations to the Company. As of the current date, a settlement had not been reached.

NOTE R - DISPOSAL OF SERVICE CENTER OPERATIONS

In June 1994, the Company's Board of Directors unanimously voted to cease operations and to sell or otherwise dispose of the Company's wholly-owned subsidiary, International Airline Service Center ("IASC"), which was an
FAA certified repair facility for the performance of maintenance check required by the FAA on narrow body aircraft, following the sale of certain of the Company's aircraft being serviced under contract by IASC. During the third quarter of 1995, IASC fulfilled its obligations to service the aircraft and ceased operations. On January 31, 1995, IASC entered into an agreement with a third party, pursuant to which IASC assigned its interest in a certain equipment lease with a net book value of $826,965 at May 31, 1995, to the third party, and the third party assumed IASC's interests and obligations under such lease. IASC interest in the lease as of May 31, 1995 was $897,596. Thus a gain of $70,631 was recognized as a result of the transaction. Pursuant to the transaction, IASC disposed of substantially all of its operating assets.

As of May 31, 1995, IASC had an insignificant amount of assets and liabilities recorded on its books.

                      INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES

                                            SCHEDULE II
                                  VALUATION AND QUALIFYING ACCOUNTS

                               YEARS ENDED MAY 31, 1995, 1994 AND 1993

        COLUMN A                              COLUMN B             COLUMN C          COLUMN D       COLUMN E
        --------                              --------             --------          --------       --------
                                                                  ADDITIONS
                                                           ----------------------
                                             BALANCE AT    CHARGED TO    CHARGED                   BALANCE AT
                                             BEGINNING     COSTS AND     TO OTHER                    END OF
       DESCRIPTION                           OF PERIOD     EXPENSES      ACCOUNTS    DEDUCTIONS      PERIOD
       -----------                           ---------     ----------    --------    ----------    ----------
YEAR ENDED MAY 31, 1995
  Reserves deducted from assets to
   which they apply:
   Allowance for possible losses on
    accounts receivable                     $940,214      $  406,147     $    -      $727,176(a)    $619,185
                                            ========      ==========     =======     ========       ========

YEAR ENDED MAY 31, 1994
  Reserves deducted from assets to
   which they apply:
   Allowance for possible losses on
    accounts receivable                     $450,000      $1,337,969     $28,850     $876,605(a)    $940,214
                                            ========      ==========     =======     ========       ========

YEAR ENDED MAY 31, 1993
  Reserves deducted from assets to
   which they apply:
   Allowance for possible losses on
    accounts receivable                     $ 87,427      $  586,843     $18,728     $242,998(a)    $450,000
                                            ========      ==========     =======     ========       ========


(a) Write-off of accounts receivable against the reserve.