Form 10-Q
period 1995-08-31
INTERNATIONAL AIRLINE SUPPORT GROUP INC
filed 1995-09-27
CIK 859307

SECURITIES AND EXCHANGE COMMISSION
			Washington, D.C. 20549

			       FORM 10-Q

(Mark One)

[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended August 31, 1995 or

[    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ________________ to __________________.

Commission file number          0-18352


	     INTERNATIONAL AIRLINE SUPPORT GROUP, INC.


		Delaware                               59-2223025
   (State or other jurisdication of      (IRS Employer Identification No.)
     incorporation or organization)


    8095 NW 64th Street, Miami, FL                         33166
   (Address of principal executive offices)              (Zip Code)


Registrant's telephone number, including aera code:     (305) 593-2658



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

			   YES  X              NO
			      -----                 -----

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

The number of shares of the Company's common stock outstanding as of September 25, 1995 was 4,041,779.
PAGE

			       FORM 10-Q

	INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES



		       INDEX
								 Page No.
Part I  FINANCIAL INFORMATION                                  ----------
	Item 1.  Financial Statements

	Condensed Consolidated Balance Sheets
	   August 31, 1995 and May 31, 1995                         3

	Condensed Consolidated Statements of Operations
	   Three Months ended August 31, 1995 and 1994              4

	Condensed Consolidated Statements of Cash Flows
	   Three Months ended August 31, 1995 and 1994              5

	Notes to Condensed Consolidated Financial Statements      6-7

	Item 2.  Management's Discussion and Analysis of Results
	  of Operations and Financial Condition                  8-10

Part II OTHER INFORMATION

	Item 1.  Legal Proceedings                                 11

	Item 3.  Defaults upon Senior Securitites                  11

	Item 6.  Exhibits and Results on Form 8-K                  11

				  2
PAGE

					FORM 10-Q

	     INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES

			 CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS                                           August 31,           May 31,
						   1995                1995
						(Unaudited)           (Note)*
						-----------        ------------
Current assets:
  Cash                                    $       415,034       $       848,331
   Accounts receivable, net of allowance
   for doubtful accounts of $619,000
   at August 31, 1995 and May 31,
   1995, respectively                           3,200,795             2,592,463
  Notes receivable                                  -                   313,490
  Inventories                                   7,447,828             6,497,270
  Other current assets                            124,676                31,480
					       ----------            ----------
     Total current assets                      11,188,333            10,283,034

Property and equipment
  Land                                            330,457               330,457
  Aircraft held for lease                       3,168,613             3,289,613
  Building and leasehold improvements             715,772               715,772
  Machinery and Equipment                         940,948               940,948
					       ----------            ----------
						5,155,790             5,276,790
  Less accumulated depreciation                 2,114,722             1,980,927
					       ----------            ----------
						3,041,068             3,295,863
Other assets:                                  ----------            ----------

  Deferred debt costs, net                        869,252               931,932
					       ----------            ----------

				       $       15,098,653    $       14,510,829
					=================      ================

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Current maturities of long term
    obligations                        $        5,850,168     $       1,812,040
  Long-term obligations in default classified
    as current                                 14,041,667            18,083,334
  Accounts payable and accrued expenses         4,056,410             3,876,978
					       ----------            ----------
     Total current liabilities                 23,948,245            23,772,352

Long-term obligations, less current maturities    433,462               440,377

Commitments and contingencies                        -                      -

Stockholders' equity (deficit):
  Common stock                                      4,042                 4,042
  Additional paid-in capital                    2,654,332             2,654,332
  Retained earnings (deficit)                 (11,941,428)          (12,360,274)
					       ----------            ----------
     Total stockholders' equity (deficit)      (9,283,054)           (9,701,900)
					       ----------            ----------

				       $       15,098,653    $       14,510,829
					=================      ================

*  Condensed from audited financial statements.

The accompanying notes are an integral part of these condensed financial statements.
					3
PAGE

				   FORM 10-Q

	    INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES

		   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

						       (Unaudited)
						    Three Months ended
							 August 31,
						1995                 1994
					  -------------         -------------
Revenues
   Net sales                          $       4,657,819     $       7,708,652
   Lease revenue                                302,110               728,477
					  -------------         -------------
	Total revenues                        4,959,929             8,437,129

Cost of sales                                 2,628,997             6,643,161
Selling, general and administrative
 expenses                                     1,021,371             1,156,469
Financial restructuring costs                   141,410                  -
Interest expense                                530,718               646,953
Depreciation and amortization                   220,961               562,719
Interest and other income                        (2,374)             (125,686)
Losses of service center subsidiary                 -                 908,603
					   -------------         ------------
					      4,541,083             9,792,219

Income (loss) before income taxes                418,846           (1,355,090)

Provision for income taxes                          -                   -
					    ------------          -----------

Net income (loss)                        $       418,846       $   (1,355,090)
					    ============          ===========

Per share data:

Weighted average shares                        4,041,779            4,041,779
					    ============           ==========

Net income (loss) per common share
 and common equivalent shares
   Net income (loss)                              $0.10               $(0.34)
					    ===========            =========


The accompanying notes are an integral part of these condensed financial statements.

					4
PAGE

					FORM 10-Q

	   INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES

		   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

							     (unaudited)
							  Three Months ended
							       August 31,
						      1995                1994
						  ------------        ------------
Cash flows from operating activities:
Net income (loss)                             $       $418,846     $    (1,355,090)
Adjustments to reconcile net loss to net cash
 (used in) provided by operating activities:
   Depreciation and amortization                       220,961             643,417
   Changes in assets and liabilities                (1,159,164)          1,155,411
						   -----------         -----------
     Total adjustments                                (938,203)          1,798,828

     Net cash (used in) provided by
      operating activities                            (519,357)            443,738

Cash flows from investing activities:
  Capital equipment deletions (additions)               96,514            (369,303)
						   -----------           ---------
  Net cash provided by (used in) investing activities   96,514            (369,303)

Cash flows from financing activities:
  Repayments of notes payable and debt obligations     (10,454)            (67,600)
						    ----------            ---------
  Net cash (used in) financing activities              (10,454)            (67,600)

Net (decrease) increase in cash                       (433,297)              6,835
Cash at beginning of period                            848,331              95,790
						     ---------           ---------
Cash at end of period                         $        415,034     $       102,625
						==============       =============

The accompanying notes are an integral part of these condensed financial statements.

					 5
PAGE

	  INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES

	    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
				  (Unaudited)

1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain adjustments (consisting only of normal and recurring adjustments) necessary to present fairly International Airline Support Group, Inc.'s condensed consolidated balance sheets as of August 31, 1995 and May 31, 1995, the condensed consolidated statements of operations and the condensed consolidated statements of cash flows for the three month period ended August 31, 1995, and August 31, 1994.

	The accounting policies followed by the Company are described in the May 31, 1995 financial statements.

	The results of operations for the three months ended August 31, 1995 are not necessarily indicative of the results to be expected for the full year. For interim reporting purposes, certain expenses are based on estimates rather than expenses actually incurred.

2.      Inventories consisted of the following:

			       August 31, 1995          May 31, 1995
			       ---------------        --------------

Aircraft parts                 $   4,823,351          $    4,063,352
Aircraft available for sale        2,624,477               2,433,918
			       -------------          --------------
			       $   7,447,828          $    6,497,270
			       =============          ==============

	Inventories are stated at the lower of cost or market. The cost of aircraft parts is determined on a specific identification basis for those parts purchased individually or in lots where specific identification is practical. For parts acquired through whole aircraft purchases, the costs are assigned to pools which are then amortized as parts sales take place. The amortization is then based upon the actual sales, except in any periods where sales are lower than expected, the estimated sales per the initial sales projection are used (which has a maximum life of 5 years). The amount of cost amortized is based upon the gross profit percentage as calculated from the estimated sales value of the parts. The sales value estimates are monitored by management, and adjusted periodically as necessary.

	At August 31, 1995, approximately 86% of the ending inventory (including aircraft held for sale) was costed under the specific identification method, and the remaining 14% was costed under the pooling method.

3. Primarily as a result of large net losses experienced in fiscal 1995 and 1994, and the classification of most indebtedness as current, the Company has a significant deficit in working capital and stockholders' equity. Currently, the Company is in default in the payment of principal on the 12% Senior Secured Notes (Notes), issued July 1992, and is in default in payment of interest on the 8% Convertible Subordinated Debentures (Debentures), issued September 1993. The Notes are secured by substantially all of the assets of the Company and the Debentures are unsecured and are subordinated in right of payment to the Notes.

PAGE

	      INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES

		 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
				     (Unaudited)

3.   Continued

	Excluding amounts scheduled to be repaid within the next 12 months under the terms of the agreements, $14,041,667 is subject to accelerated maturity and, as such, has been classified as a current liability in the Consolidated Balance Sheets at August 31, 1995. The Company intends to present a restructuring proposal to the holders of the Notes and the Debentures during the second quarter of fiscal 1996. There can be no assurance that the Company will be able to consummate a restructuring of its indebtedness. If the lenders were to accelerate maturity, the Company would not have sufficient funds to repay the debt obligations.

	As a result of the factors, there exists substantial doubt about the Company's ability to continue in existence.

	During the fiscal quarter ended August 31, 1995, the Company incurred approximately $141,000 of legal, accounting and other consulting fees in connection with its debt restructuring activities.

4. The company recorded a gain during the quarter ending August 31, 1995 relating to the settlement of certain disputes with a customer. Pursuant to the settlement, the customer paid the Company $660,000 and the Company cancelled a note receivable from the customer. The Company also released all claims it had against the customer, which included among other things, claims for the purchase price of parts purchased by the customer on open account or pursuant to a consignment arrangement. The customer released certain claims it had against the Company as part of the settlement. The transaction resulted in a net gain to the Company of approximately $345,000, consisting of the excess of cash received over the net carrying value of the note receivable and cost of the inventory. The Company recorded as net sales the cost of the inventory plus the amount of the net gain.

5.      Supplemental cash flow disclosures:

	Cash payments for interest were $331,000 and $895,000 for the three months ended August 31, 1995 and August 31, 1994, respectively.
				 7
PAGE

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

RESULTS OF OPERATIONS:

Revenues

	Total revenues for the first fiscal quarter ended August 31, 1995 decreased 41% to $5.0 million, from $8.4 million for the fiscal quarter ended August 31, 1994. Aircraft sales were $325,000 in the quarter ended August 31, 1995 compared to $4.1 million in the quarter ended August 31, 1994. Aircraft sales are unpredictable transactions and may fluctuate significantly from year to year, dependant, in part, upon the Company's ability to purchase an aircraft and resell it within a relatively brief period of time. Parts sales were $3.8 million during the quarter ended August 31, 1995, compared to $3.4 million during the quarter ended August 31, 1994. Lease revenue decreased to $302,000 in the quarter ended August 31, 1995, from $728,000 in the quarter ended August 31, 1994 as certain aircraft leases terminated during fiscal 1995.

	The company recorded a gain during the quarter ending August 31, 1995 relating to the settlement of certain disputes with a customer. Pursuant to the settlement, the customer paid the Company $660,000 and the Company cancelled a note receivable from the customer. The Company also released all claims it had against the customer, which included among other things, claims for the purchase price of parts purchased by the customer on open account or pursuant to a consignment arrangement. The customer released certain claims it had against the Company as part of the settlement. The transaction resulted in a net gain to the Company of approximately $345,000, consisting of the excess of cash received over the net carrying value of the note receivable and cost of the inventory. The Company recorded as net sales the cost of the inventory plus the amount of the net gain.

Cost of Sales

	Cost of sales as a percentage of total revenues in the quarter ended August 31, 1995 was 53% compared to 79% for the quarter ended August 31, 1994. The higher cost of sales as a percentage of total revenues in the quarter ended August 31, 1994 was the result of lower margins realized on aircraft sales. Excluding aircraft sales and cost of aircraft sales, cost of sales as a percentage of total revenues was 54% during the quarter ended August 31, 1995, compared to 62% during the quarter ended August 31, 1994. The improvement in cost of sales as a percentage of total revenues (excluding aircraft sales) was primarily the result of the settlement with a customer noted above.

Selling, General and Administrative Expenses

	Selling, general and administrative (SG&A) expenses for the quarter ended August 31, 1995 were $1.0 million, compared to $1.2 million for the quarter ended August 31, 1994. The decrease in SG&A expenses is a result of continuing efforts to reduce costs.

Financial Restructuring Costs

	During the fiscal quarter ended August 31, 1995 the Company incurred approximately $141,000 of legal, accounting and other consulting fees in connection with its debt restructuring activities.
				 8
PAGE

	  INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES

Interest Expense

	Interest expense for the quarter ended August 31, 1995 was $531,000 versus $647,000 for the quarter ended August 31, 1994. The decrease in interest expense is due to a reduction in total debt outstanding, which was $20.3 million at August 31, 1995 compared to $26.1 million outstanding at August 31, 1994.

Depreciation and Amortization

	Depreciation and amortization decreased to $221,000 during the quarter ended August 31, 1995, from $563,000 during the quarter ended August 31, 1994. The decrease in depreciation and amortization was due primarily to a reduction in depreciable aircraft held for lease, such aircraft held for lease amounting to a gross value of $7.6 million at August 31, 1994 compared to $3.2 million at August 31, 1995. The reduction in aircraft held for lease is due to the Company selling during fiscal 1995 certain aircraft previously leased or transferring certain aircraft to inventory held for sale.

Losses of Service Center Subsidiary

	In fiscal 1994 the Company began operations of International Airline Service Center, Inc. (IASC), an FAA-certified repair facility. During fiscal 1995 IASC ceased operations and the majority of its assets were sold. As such, there were no operating results of IASC during the fiscal quarter ended August 31, 1995. The results of IASC for the quarter ended August 31, 1994 are shown as losses of service center subsidiary.

Income Taxes

	No income tax provision has been recorded in the fiscal quarter ended August 31, 1995 as the Company has net operating loss carryforwards sufficient to offset income.

Liquidity and Capital Resources

	At August 31, 1995 the Company's total long-term debt amounted to $20.3 million, consisting of $9.9 million principal amount of the Senior Notes, $10 million principal amount of the Subordinated Debentures and $400,000 principal amount of a mortgage loan secured by its corporate headquarters.
The entire principal amount of the Senior Notes and the Subordinated Debentures is classified as current at May 31, 1995, because of the existence of defaults under the governing documents. The Senior Notes, which were issued during fiscal 1993, bear interest at the fixed rate of 12% per annum, payable quarterly. The Senior Notes mature in 1997. The Subordinated Debentures, which were issued during fiscal 1994, bear interest at the fixed rate of 8% per annum, payable quarterly and are convertible into shares of the Company's Common Stock at $4.00 per share. The Subordinated Debentures mature in 2003.

	On May 26, 1995, the Company received a notice of payment blockage from the holder (the Majority Noteholder) of a majority of the outstanding principal amount of the Senior Notes. Citing a continuing Event of Default under the agreement governing the Senior Notes as a result of the Company's noncompliance with certain financial covenants, the Majority Noteholder demanded that the scheduled interest payment which would otherwise have been payable on May 31, 1995 to holders of the Subordinated Debentures not be paid. As a result of the Company's receipt of the notice of payment blockage, the Company did not make its scheduled May 31, 1995 nor its August 31, 1995 interest payments, totalling $400,000, to the holders of the Subordinated Debentures, and is prohibited from
				    9
PAGE

	    INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES

making any other payments with respect to the Subordinated Debentures until the earlier of (i) the expiration of a 180-day period commencing upon the date of the Company's receipt of such notice (the
 Payment Blockage Period) or (ii) the receipt by the Company of written notice from the Majority Noteholder terminating such Payment Blockage Period. The Company did not make its scheduled July 17, 1995 principal payment to the holders of the Senior Notes. The aggregate principal payment due on July 17, 1995 was approximately $1.8 million.

	The failure to make the May 31, 1995 and August 31, 1995 interest payments to the holders of the Subordinated Debentures and the July 17, 1995 principal payment to the holders of the Senior Notes constitutes an Event of Default under the agreements governing the Senior Notes and Subordinated Debentures. If the Company remains in default under the terms of the Senior Notes and Subordinated Debentures, the holders of such instruments could accelerate the debt, resulting in principal of approximately $20 million becoming immediately due and payable. The Company would have no ability to repay such indebtedness if it were to be accelerated. The foregoing circumstances could require the Company to cease operations or to seek protection from its creditors through judicial reorganization proceedings.

	At August 31, 1995, the Company had a working capital deficit of $12.8 million and a current ratio of .47 to 1.0, compared to a working capital deficit of $13.5 million and a current ratio of .43 to 1.0 at May 31, 1995. The decrease in working capital deficit was principally the result of the Company's net income recorded during the fiscal quarter ended August 31, 1995.

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

	Management believes that impact of inflation would not materially affect operating results because, competitive conditions permitting, the Company modifies its selling prices to recognize cost changes as incurred.
				   10
PAGE

       INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

	In July 1993, Viglass Aviation (Viglass) filed a complaint against the Company in the Circuit Court of the 11th Judicial Circuit in and for Dade County, Florida (Case No. 93-14256CA20), claiming that Viglass was entitled to payment of $681,750 under a commission agreement with the Company relating to the sale of certain aircraft to one of the Company's significant customers. The Company disputes this claim, maintaining that the sale occurred outside the provisions of the commission agreement. The Company filed a motion to hold the plaintiffs in contempt for failure to comply with discovery demands. This motion remains in abeyance pending settlement negotiations between the parties.

	The Company is subject to other legal proceedings and claims which have arisen in the ordinary course of its business and which have not been finally adjudicated. The actions, when ultimately concluded and determined, will not, in the opinion of management, have a material adverse affect upon the financial position of the Company.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

	Currently, the Company is in default in the payment of principal on the 12% Senior Secured Notes and in default in the payment of interest on the 8% Convertible Subordinated Debentures. The Notes are secured by substantially all of the assets of the Company and the Debentures are unsecured and are subordinated in right of payment to the Notes.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(b)      Reports on Form 8-K

	A report on Form 8-K dated July 17,1995 was filed by the Company during the quarter for which this report is filed. The Form 8-K reported that the Company did not make its scheduled July 17, 1995 principal payment in the amount of approximately $1.8 million to the holders of the Company's 12%
Senior Secured Notes due July 17, 1997, noting that non-payment constituted an Event of Default under the underlying loan agreements and under the agreements relating to the Company's 8% Convertible Subordinated Debentures. The report discussed that the Company has commenced meeting with lenders to discuss a preliminary restructuring proposal.

				    11
PAGE

	  INTERNATIONAL AIRLINE SUPPORT GROUP, INC AND SUBSIDIARIES

				    SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





INTERNATIONAL AIRLINE SUPPORT GROUP, INC.
- -----------------------------------------
	     (Registrant)

/s/ Robert K. Norris                                    September 26, 1995
- ----------------------------                         ----------------------
ROBERT K. NORRIS                                                Date
Vice President-Finance