Form 10-Q/A
period 1995-08-31
INTERNATIONAL AIRLINE SUPPORT GROUP INC
filed 1995-11-02
CIK 859307

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


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

(a)     Exhibit 27      Financial Data Schedule

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


INTERNATIONAL AIRLINE SUPPORT GROUP, INC AND SUBSIDIARIES




SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



INTERNATIONAL AIRLINE SUPPORT GROUP, INC.
		(Registrant)


	   /S/                                          October 31, 1995
--------------------------                              -----------------
ROBERT K. NORRIS                                        Date
Vice President-Finance