Form 10-Q
period 1995-11-30
INTERNATIONAL AIRLINE SUPPORT GROUP INC
filed 1996-01-11
CIK 859307

SECURITIES AND EXCHANGE COMMISSION
		     Washington, D.C. 20549

			   FORM 10-Q


			  (Mark One)

[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended November 30, 1995 or

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


	 8095 NW 64th Street, Miami, FL                         33166
   (Address of principal executive offices)             Zip Code)


Registrant's telephone number, including area code:     (305) 593-2658



	Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES   X         NO    __

APPLICABLE ONLY TO CORPORATE ISSUERS:

	Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

	The number of shares of the Company's common stock outstanding as of January 10, 1996 was 4,041,779.

							       FORM 10-Q


       INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES



INDEX
							       Page No.
Part I  FINANCIAL INFORMATION
		Item 1.   Financial Statements

	Condensed Consolidated Balance Sheets
		November 30, 1995 and May 31, 1995               3

	Condensed Consolidated Statements of Operations
		Three Months and Six Months ended
		November 30, 1995 and 1994                       5

	Condensed Consolidated Statements of Cash Flows
		Six Months ended November 30, 1995 and 1994      6

	Notes to Condensed Consolidated Financial
		Statements                                       7

	Item 2.   Management's Discussion and Analysis
	 of Results of Operations and Financial Condition       10

Part II OTHER INFORMATION

	Item 1.   Legal Proceedings                             14

	Item 3.   Defaults upon Senior Securities               14

	Item 6.   Exhibits and Reports on Form 8-K              14

							 FORM 10-Q

	INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES

			CONDENSED CONSOLIDATED BALANCE SHEETS

					     ASSETS

					      November 30,       May 31,
						 1995              1995
					      (Unaudited)        (Note)*
Current assets:
 Cash                                     $        358,058     $    848,331
 Accounts receivable, net of allowance
  for doubtful accounts of $348,000
  at November 30, 1995 and $619,000
  at May 31, 1995                                2,647,375        2,592,463
 Notes receivable                                    -              313,490
 Inventories                                     7,321,720        6,497,270
 Other current assets                              128,470           31,480
					   ---------------   --------------
  Total current assets                          10,455,623       10,283,034

Property and equipment:
 Land                                              330,457          330,457
 Aircraft held for lease                         3,841,893        3,289,613
 Building and leasehold improvements               715,772          715,772
 Machinery and Equipment                           989,596          940,948
					   ---------------   --------------
						 5,877,718        5,276,790

 Less accumulated depreciation                   2,266,696        1,980,927
					   ---------------   --------------
						 3,611,022        3,295,863
					   ---------------   --------------
Other assets:
 Deferred debt costs, net                          811,681          931,932
					   ---------------   --------------
					      $ 14,878,326     $ 14,510,829
					   ===============   ==============

		 LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
 Current maturities of long term
  obligations                                $   5,848,336    $   1,812,040
 Long-term obligations in
  default classified as current                 14,041,667       18,083,334
 Accounts payable and accrued expenses           3,542,386        3,876,978
					   ---------------  ---------------
   Total current liabilities                    23,432,389       23,772,352

Long-term obligations, less current maturates      424,693          440,377

Commitments and contingencies                         -                -

Stockholders' equity (deficit):
 Common stock                                        4,042            4,042
 Additional paid-in capital                      2,654,332        2,654,332
 Retained earnings (deficit)                   (11,637,130)     (12,360,274)
					   --------------- ----------------
  Total stockholders' equity (deficit)          (8,978,756)      (9,701,900)
					   --------------- ----------------
					      $ 14,878,326    $  14,510,829
					  ================   ==============


*  Condensed from audited financial statements.

The accompanying notes are an integral part of these condensed financial statements.

								   FORM 10-Q

	      INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES
		     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
				       (Unaudited)

			       Three Months ended           Six Months ended
				  November 30,                  November 30,
				   1995           1994         1995             1994
Revenues
 Net sales                   $  4,270,585    $ 7,213,618    $ 8,928,404     $14,867,268
 Lease revenue                    445,926        687,023        748,036       1,415,500
			  --------------- -------------- --------------   -------------
  Total revenues                4,716,511      7,900,641      9,676,440      16,282,768

Cost of sales                   2,763,075      6,222,803      5,392,072      12,865,963
Selling, general, and
administrative expenses           879,774      1,063,108      1,901,145       2,219,577
Financial restructuring costs      51,499          -            192,909           -
Interest expense                  505,676        591,665      1,036,394       1,238,618
Depreciation and amortization     209,544        572,574        430,505       1,135,292
Interest and other income          (1,605)       (57,480)        (3,979)       (238,166)
Losses of service center
   subsidiary                        -           528,266            -           986,869
			  --------------- -------------- --------------  --------------
				4,407,963      8,920,936      8,949,046      18,208,153
			  --------------- -------------- --------------  --------------
Earnings (loss) before
income taxes                      308,548     (1,020,295)       727,394      (1,925,385)

Provision for income taxes          4,250        -                4,250           -
			  --------------- -------------- --------------  --------------
Net earnings (loss)          $    304,298  $  (1,020,295) $     723,144 $   (1,925,385)
			  =============== ============== ==============  ==============
Per share date:

Weighted average shares         4,041,779      4,041,779      4,041,779     4,041,779

Net earnings (loss) per common
 share and common equivalent
 shares
  Net earnings (loss)        $        .08  $       (0.25) $        0.18 $       (0.48)
			 ================  ============== ============== =============


The accompanying notes are an integral part of these condensed financial statements.

								   FORM 10-Q

	     INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES

		   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
				    (Unaudited)

							     Six Months ended
								November 30,
							     1995            1994
						      ---------------  ---------------
Cash flows from operating activities:
Net income (loss)                                     $     723,144     $ (1,925,385)
Adjustments to reconcile net income
 (loss) to net cash provided by
  operating activities:
   Depreciation and amortization                            430,505        1,298,023
   Changes in assets and liabilities                       (997,451)       4,354,566
						    ----------------  --------------
    Total adjustments                                      (566,946)       5,652,589

    Net cash provided by operating
     activities                                             156,198        3,727,204

Cash flows from investing activities:
   Capital expenditures                                    (625,416)        (473,647)
						   -----------------  --------------
Net cash (used in) investing activities                    (625,416)        (473,647)

Cash flows from financing activities:
   Repayments of notes payable and debt
    obligations                                             (21,055)      (3,342,501)
						   -----------------  --------------
   Net cash (used in) financing activities                  (21,055)      (3,342,501)

Net (decrease) in cash                                     (490,273)         (88,944)
Cash at beginning of period                                 848,331           95,790
						   -----------------  ---------------
Cash at end of period                                 $     358,058     $      6,846
						   =================  ===============



The accompanying notes are an integral part of these condensed financial statements

	  INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES

	      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
				(Unaudited)


1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain adjustments (consisting only of normal and recurring adjustments) necessary to present fairly International Airline Support Group, Inc.'s condensed consolidated balance sheets as of November 30, 1995 and May 31, 1995, the condensed consolidated statements of operations for the three and six month periods ended November 30, 1995 and 1994, and the condensed consolidated statements of cash flows for the six month periods then ended.

	The accounting policies followed by the Company are described in the May 31, 1995 financial statements.

	The results of operations for the six months ended November 30, 1995 are not necessarily indicative of the results to be expected for the full year. For interim reporting purposes, certain expenses are based on estimates rather than expenses actually incurred.

2.      Inventories consisted of the following:

			       November 30, 1995      May 31, 1995

  Aircraft parts              $   5,120,988        $    4,063,352
  Aircraft available for sale     2,200,732             2,433,918
				  ---------             ---------
			      $   7,321,720        $    6,497,270
				  =========             =========

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

	At November 30, 1995, approximately 90% of the ending inventory (including aircraft held for sale) was costed under the specific identification method, and the remaining 10% was costed under the pooling method.

3. Primarily as a result of net losses experienced in fiscal 1995 and 1994, and the classification of most indebtedness as current, the Company has a significant deficit in working capital and stockholders' equity. Currently, the Company is in default in the payment of principal on the 12% Senior Secured Notes ("Notes"), issued July 1992, and is in default in payment of interest on the 8% Convertible Subordinated Debentures ("Debentures"), issued September 1993. The Notes are secured by substantially all of the assets of the Company. The Debentures are unsecured and are subordinated in right of payment to the Notes and to the claims of the Company's general unsecured creditors.

		INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES

		   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

					       (Unaudited)

Excluding amounts scheduled to be repaid within the next 12 months under the terms of the agreements, $14,041,667 is subject to accelerated maturity and, as such, has been classified as a current liability in the Consolidated Balance Sheets at November 30, 1995. After conducting preliminary meetings with cert-ian holders of the Notes and Debentures, the Company formulated a restructuring proposal that contemplates (among other things) a deferral of the time of payment of a portion of the principal of the Notes and a conversion of all of the outstanding Debentures into the Company's Common Stock. The restructuring proposal was subsequently presented to certain major holders of the Debentures. The Company understands that, after the presentation of the restructuring proposal, the largest holder of the Debentures sold all of the Debentures then held by it, for a cash price equal to $150 per $1,000 principal amount of the Debentures, to one or more substantial holders of Debentures that have also been participating in the restructuring discussions. In November 1995, these Debenture holders presented to the Company a preliminary counterproposal to the Company's restructuring proposal, but the counterproposal was subsequently retracted. Although the Company intends to continue these restructuring discussions, there can be no assurance that the Company will be able to consummate a restructuring of its indebtedness. If the lenders were to accelerate the maturity of the Notes or Debentures, or both, the Company would not have sufficient funds to repay the debt obligations.

	As a result of these factors, there exists substantial doubt about the Company's ability to continue in existence.

	During the six months ended November 30, 1995, the Company incurred approximately $193,000 of legal, accounting and other consulting fees in connection with its debt restructuring activities.

4. During the fiscal year ending May 31, 1995, the Company accepted lease payments from a foreign customer in the customer's local currency because conversion restrictions precluded the customer from obtaining and paying U.S. dollars. Due to uncertainties regarding when and at what rate the local currency could be converted to U.S. dollars, the Company valued the local currency at an estimated value of $200,000 as of May 31, 1995 (included in cash), such amount being less than the then current U.S. equivalent amount at the official exchange rate. The Company subsequently was able to convert the funds to U.S. dollars in the amount of $339,000, resulting in a gain of $139,000, which is included in lease revenues during the three and six months ended November 30, 1995.

5. The Company recorded a gain during the six months ended November 30, 1995 relating to the settlement of certain disputes with a customer. Pursuant to the settlement, the customer paid the Company $660,000 and the Company canceled a note receivable from the customer. The Company also released all claims it had against the customer, which included among other things, claims for the purchase price of parts purchased by the customer on open account or pursuant to a consignment arrangement. The customer released certain claims it had against the Company as part of the settlement. The transaction resulted in a net gain

	     INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES

			NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

							   (Unaudited)

to the Company of approximately $345,000, consisting of the excess of cash received over the net carrying value of the note receivable and cost of the inventory. The Company recorded as net sales the cost of the inventory plus the amount of the net gain.

6. Earnings per share is computed by dividing the net earnings (loss) by the weighted average number of common shares outstanding and common stock equivalents. Stock options and warrants are considered common stock equivalents unless their inclusion would be anti-dilutive. In all periods presented, stock options and warrants are anti-dilutive because their exercise price exceeded the market price. The Company's convertible subordinated debentures are not considered common stock equivalents as the effective yield on the securities exceeded 66-2/3% of the average Aa corporate bond rate at the time of issuance.

7.      Supplemental cash flow disclosures:

	Cash payments for interest were $626,000 and $1,345,600 for the six months ended November 30, 1995 and 1994, respectively.

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

RESULTS OF OPERATIONS:

Revenues

	Total revenues for the three and six months ended November 30, 1995 decreased 41% and 40%, respectively, to $4.3 million and $8.9 million, from $7.2 million and $14.9 million, respectively, for the same periods in the prior fiscal year. Aircraft sales were $0 and $325,000 during the three and six months ended November 30, 1995, compared to $4.1 million and $8.1 million, respectively, during the same periods in the prior fiscal year. Aircraft sales are unpredictable transactions and may fluctuate significantly from year to year, dependent, in part, upon the Company's ability to purchase an aircraft and resell it within a relatively brief period of time. Included in aircraft sales during the six months ended November 30, 1994 are the sale of three DC-9 aircraft sold to a leasing company for $5.6 million pursuant to a contract entered into during the fiscal year ended 1994. Parts sales for the three and six months ended November 30, 1995 were $4.1 million and $7.8 million, respectively, compared to $2.8 million and $6.2 million, respectively, during the same periods in the prior fiscal year. During the six months ended November 30, 1995, the Company has continued to increase its domestic customer base and decrease its number of foreign customers in order to lessen the Company's credit risks. Lease revenue for the three and six months ended November 30, 1995 decreased to $446,000 and $748,000, respectively, compared to $687,000 and $1.4 million, respectively, during the same periods in the prior fiscal year, as certain leases that were in existence during the prior year have terminated.

	During the fiscal year ending May 31, 1995, the Company accepted lease payments from a foreign customer in the customer's local currency because conversion restrictions precluded the customer from obtaining and paying U.S. dollars. Due to uncertainties regarding when and at what rate the local currency could be converted to U.S. dollars, the Company valued the local currency at an estimated value of $200,000 as of May 31, 1995 (included in cash), such amount being less than the then current U.S. equivalent amount at the official exchange rate. The Company subsequently was able to convert the funds to U.S. dollars in the amount of $339,000, resulting in a gain of $139,000, which is included in lease revenues during the three and six months ended November 30, 1995.

	The Company recorded a gain during the six months ended November 30, 1995 relating to the settlement of certain disputes with a customer. Pursuant to the settlement, the customer paid the Company $660,000 and the Company canceled a note receivable from the customer. The Company also released all claims it had against the customer, which included among other things, claims for the purchase price of parts purchased by the customer on open account or pursuant to a consignment arrangement. The customer released certain claims it had against the Company as part of the settlement. The transaction resulted in a net gain to the Company of approximately $345,000, consisting of the excess of cash

	   INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES

received over the net carrying value of the note receivable and cost of the inventory. The Company recorded as net sales the cost of the inventory plus the amount of the net gain.

Cost of Sales

	Cost of sales as a percentage of total revenues for the three and six months ended November 30, 1995 was 59% and 56%, respectively, compared to 79% and 79%, respectively, during the same periods in the prior fiscal year. The higher cost of sales as a percentage of total revenues in the three and six months ended November 30, 1994 was the result of lower margins realized on aircraft sales. Excluding aircraft sales and cost of aircraft sales, cost of sales as a percentage of total revenues during the three and six months ended November 30, 1995 was 59% and 56%, respectively, compared to 56% and 59% during the same periods in the prior fiscal year.

Selling, General and Administrative Expenses

	Selling, general and administrative (SG&A) expenses for the three and six months ended November 30, 1995 were $880,000 and $1.9 million, respectively, compared to $1.1 million and $2.2 million, respectively, during the same periods in the prior fiscal year. The decrease in SG&A expenses is a result of continuing efforts to reduce costs.

Financial Restructuring Costs

	During the three and six months ended November 30, 1995 the Company incurred approximately $52,000 and $193,000, respectively, of legal, accounting and other consulting fees in connection with its debt restructuring activities.

Interest Expense

	Interest expense for the three and six months ended November 30, 1995 was $506,000 and $1.0 million, respectively, compared to $592,000 and $1.2 million during the same periods in the prior fiscal year.

Depreciation and Amortization

	Depreciation and amortization for the three and six months ended November 30, 1995 was $210,000 and $431,000, respectively, compared to $573,000 and $1.1 million, respectively, during the same periods in the prior fiscal year. The decrease in depreciation and amortization was due primarily to a reduction in depreciable aircraft held for lease, such aircraft held for lease amounting to a gross value of $3.8 million at November 30, 1995 compared to $7.7 million at November 30, 1994. The reduction in aircraft held for lease is due to the Company selling during fiscal 1995 certain aircraft previously leased or transferring certain aircraft to inventory held for sale.

Losses of Service Center Subsidiary

	In fiscal 1994 the Company began operations of International Airline Service Center, Inc. (IASC), an FAA-certified repair facility. During the fiscal year ended May 31, 1995, IASC ceased operations and the majority of its assets were sold. As a result, there were no operating results of IASC during

	     INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES

the three and six months ended November 30, 1995. The results of IASC during the three and six months ended November 30, 1994, amounting to approximately $528,000 and $987,000, respectively, are shown as losses of service center subsidiary.

Income Taxes

	The Company recorded an income tax provision (resulting from alternative minimum tax rules) of $4,250 during the three and six months ended November 30, 1995, respectively. No income tax provision was recorded during the three and six months ended November 30, 1994. The Company has net operating loss carryforwards sufficient to offset income.

Liquidity and Capital Resources

	At November 30, 1995 the Company's total long-term debt amounted to $20.3 million, consisting primarily of $9.9 million principal amount of the Notes, $10 million principal amount of the Debentures and $400,000 principal amount of a mortgage loan secured by its corporate headquarters. The entire principal amount of the Notes and the Debentures is classified as current at November 30, 1995, because of the existence of defaults under the governing documents. The Notes, which were issued during fiscal 1993, bear interest at the fixed rate of 12% per annum, payable quarterly. The Notes mature in 1997. The Debentures, which were issued during fiscal 1994, bear interest at the fixed rate of 8% per annum, payable quarterly and are convertible into shares of the Company's Common Stock at $4.00 per share. The Debentures mature in 2003.

	On May 26, 1995, the Company received a notice of payment blockage from the holder (the "Majority Noteholder") of a majority of the outstanding princi-pal amount of the Notes. Citing a continuing Event of Default under the agree-ment governing the Notes as a result of the Company's noncompliance with certain financial covenants, the Majority Noteholder demanded that the scheduled interest payment which would otherwise have been payable on May 31, 1995 to holders of the Debentures not be paid. As a result of the Company's receipt of the notice of payment blockage, the Company did not make its scheduled May 31, 1995 nor its August 31, 1995 interest payments, totaling $400,000, to the holders of the Debentures. Further, the Company did not make its scheduled July 17, 1995 principal payment, in the approximate amount of $1.8 million, to the holders of the Notes. Pursuant to terms of the Notes, the Company was prohibited from making any other payments with respect to the Debentures prior to the expiration of the payment blockage period on November 22, 1995.

Notwithstanding the expiration of the payment blockage period, the Company did not pay interest in the amount of $200,000 on the Debentures that became due on November 30, 1995. The Company does not intend to resume making payments of interest on the Debentures. The Company made a principal payment of $1,450,000 on the Notes on December 12, 1995.









	   INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES


	The failure to make the May 31, 1995, August 31, 1995, and November 30, 1995 interest payments to the holders of the Debentures and the July 17, 1995 principal payment to the holders of the Notes constitutes an Event of Default under the agreements governing the Notes and Debentures. If the Company remains in default under the terms of the Notes and Debentures, the holders of such instruments could accelerate the debt, resulting in principal of approximately $18.4 million becoming immediately due and payable. The Company would have no ability to repay such indebtedness if it were to be accelerated. The foregoing circumstances could require the Company to cease operations or to seek protection from its creditors through judicial reorganization proceedings.

	After conducting preliminary meetings with certain holders of the Notes and Debentures, the Company formulated a restructuring proposal that contem-plates (among other things) a deferral of the time of payment of a portion of the principal of the Notes and a conversion of all of the outstanding Debentures into the Company's Common Stock. The restructuring proposal was subsequently presented to certain major holders of the Debentures. The Company understands that, after the presentation of the restructuring proposal, the largest holder of the Debentures sold all of the Debentures then held by it, for a cash price equal to $150 per $1,000 principal amount of the Debentures, to one or more substantial holders of Debentures that have also been participating in the restructuring discussions. In November 1995, these Debenture holders presented to the Company a preliminary counterproposal to the Company's restructuring proposal, but the counterproposal was subsequently retracted. The Debenture holders have engaged an aviation consulting firm and an investment banking firm to review the Company's restructuring proposal. These experts completed their review and issued a report dated December 12, 1995. Although the Company intends to continue discussing a restructuring with its creditors, there can be no assurances that the Company will be able to consummate a successful restructuring.

      At November 30, 1995, the Company had a working capital deficit of $13.0 million and a current ratio of .45 to 1.0, compared to a working capital deficit of $13.5 million and a current ratio of .43 to 1.0 at May 31, 1995. The decrease in working capital deficit was principally the result of the Company's net income recorded during the six months ended November 30, 1995.

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



		INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES


PART II - OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS

	In July 1993, Viglass Aviation ("Viglass") filed a complaint against the Company in the Circuit Court of the 11th Judicial Circuit in and for Dade County, Florida (Case No. 93-14256CA20), claiming that Viglass was entitled to payment of $681,750 under a commission agreement with the Company relating to the sale of certain aircraft to one of the Company's significant customers. During December 1995, after the date of this report, the Company reached an agreement to settle the claims of the plaintiffs in this litigation. In the opinion of management, the amount paid in settlement of this claim will not have a material adverse effect on the Company's financial position or results of operations.


Item 3.  DEFAULTS UPON SENIOR SECURITIES

	Currently, the Company is in default in the payment of principal on the Notes and in default in the payment of interest on the Debentures. As of the date of this report, the Company was in default in the payment of approximately $1.8 million of principal on the Notes. On December 12, 1995, after the date of this report, the Company paid $1.45 million of such defaulted principal. As of the date of this report, the Company was in default in the payment of $600,000 of interest on the Debentures. The Notes are secured by substantially all of the assets of the Company and the Debentures are unsecured and are subordinated in right of payment to the Notes and to the claims of the Company's general unsecured creditors.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

	(a)  Exhibits

	      (27)   Financial Data Schedule

	(b)  Reports on Form 8-K

	      None















	   INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES


SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



INTERNATIONAL AIRLINE SUPPORT GROUP, INC.
-----------------------------------------
	     (Registrant)

/s/ Robert K. Norris                                    January 11 , 1996
-------------------------------                        ------------------
ROBERT K. NORRIS                                                Date
Vice President - Finance