Form 10-Q
period 1996-02-29
INTERNATIONAL AIRLINE SUPPORT GROUP INC
filed 1996-04-03
CIK 859307

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                              FORM 10-Q

                             (Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended February 29, 1996 or

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

	The number of shares of the Company's common stock outstanding as of April 1, 1996 was 4,041,779.

                                  FORM 10-Q

         INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES



INDEX
												Page No.
Part I	FINANCIAL INFORMATION
		Item 1.   Financial Statements

	Condensed Consolidated Balance Sheets
                February 29, 1996 and May 31, 1995                   3

	Condensed Consolidated Statements of Operations
		Three Months and Nine Months ended
          	February 29,1996, and Three Months and Nine Months
                Ended February 28,1995                               5

	Condensed Consolidated Statements of Cash Flows
		Nine Months ended February 29, 1996 and
                February 28, 1995                                    6

	Notes to Condensed Consolidated Financial
         Statements                                                  7

	Item 2.   Management's Discussion and Analysis
         of Results of Operations and Financial Condition           10

Part II	OTHER INFORMATION

        Item 1.   Legal Proceedings                                 14

        Item 3.   Defaults upon Senior Securities                   14

        Item 6.   Exhibits and Reports on Form 8-K                  14

                               FORM 10-Q

          INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

                                               February 29,       May 31,
                                                 1996              1995
                                               (Unaudited)        (Note)*
Current assets:
 Cash                                     $     230,713       $    848,331
 Accounts receivable, net of allowance
  for doubtful accounts of $588,000
  at February 29, 1996 and $619,000
  at May 31, 1995, respectively                 4,104,296        2,592,463
 Notes receivable                                    -             313,490
 Inventories                                    7,432,857        6,497,270
 Other current assets                             147,469           31,480
                                          ---------------   --------------
  Total current assets                         11,915,335       10,283,034

Property and equipment:
 Land                                             330,457          330,457
 Aircraft held for lease                        2,904,760        3,289,613
 Building and leasehold improvements              715,772          715,772
 Machinery and Equipment                          989,596          940,948
                                          ---------------   --------------
                                                4,940,585        5,276,790
 Less accumulated depreciation                  1,832,932        1,980,927
                                          ---------------   --------------
                                                3,107,653        3,295,863
                                          ---------------   --------------
Other assets:
 Deferred debt costs, net                         746,446          931,932
                                          ---------------   --------------
                                             $ 15,769,434     $ 14,510,829
                                          ===============   ==============

	LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
 Current maturities of long term
  obligations                                  $   38,149    $      45,374
 Long-term obligations in
  default classified as current                18,400,000       19,850,000
 Accounts payable and accrued expenses          4,644,882        3,876,978
                                           --------------    -------------
   Total current liabilities                   23,083,031       23,772,352

Long-term obligations, less current maturities    415,799          440,377

Commitments and contingencies                        -                -

Stockholders' equity (deficit):
 Common stock                                       4,042            4,042
 Additional paid-in capital                     2,654,332        2,654,332
 Retained earnings (deficit)                  (10,387,770)     (12,360,274)
                                           --------------   --------------
  Total stockholders' equity (deficit)         (7,729,396)      (9,701,900)
                                          ---------------   --------------
                                             $ 15,769,434    $  14,510,829
                                         ================   ==============

*  Condensed from audited financial statements.

The accompanying notes are an integral part of these condensed financial statements.

                                   FORM 10-Q

            INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                 Three Months ended       Nine Months ended
                              February 29, February 28, February 29, February 28,
                                  1996         1995         1996       1995
Revenues
 Net sales                   $  7,318,730  $ 3,380,806 $ 16,247,134 $18,248,074
 Lease revenue                    529,133      774,278    1,277,169   2,189,778
                             ------------  -----------  ----------- -----------
  Total revenues                7,847,863    4,155,084   17,524,303  20,437,852

Cost of sales                   4,369,628    2,044,978    9,761,700  14,910,941
Selling, general, and
administrative expenses         1,141,055    1,005,113    3,046,450   3,322,197
Provision (recovery)for
doubtful account                  317,084     (194,095)     317,084    (291,602)
Financial restructuring costs     112,776        -          305,685        -
Interest expense                  475,306      516,274    1,511,700   1,754,892
Depreciation and amortization     183,232      563,793      613,737   1,699,085
Interest and other income            (578)    (352,462)      (4,557)   (590,628)
Unusual and non-recurring items      -        (177,115)       -        (177,115)
(Income) losses of service
    center subsidiary                -        (285,552)       -         701,317
                            -------------  -----------  ----------- -----------
                                6,598,503    3,120,934   15,551,799  21,329,087
                            -------------  -----------  ----------- -----------
Earnings (loss) before
income taxes                    1,249,360    1,034,150    1,972,504    (891,235)

Provision for income taxes          -            -           -             -
                            -------------  ----------- ------------  ----------
Net earnings (loss)          $  1,249,360   $1,034,150  $ 1,972,504    (891,235)
                             ============ ============  ===========  ===========
Per share date:

Weighted average shares         4,041,779    4,041,779    4,041,779   4,041,779

Net earnings (loss) per common
 share and common equivalent
 shares
  Net earnings (loss)        $       0.31  $      0.26  $     0.49 $      (0.48)
                             ============  ===========  ========== =============

The accompanying notes are an integral part of these condensed financial statements.

                                        FORM 10-Q

               INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (Unaudited)

                                                      Nine Months ended
                                                February 29,    February 28,
                                    									      1996            1995
                                             ---------------  ---------------
Cash flows from operating activities:
Net income (loss)                            $    1,972,504  $      (891,235)
Adjustments to reconcile net income
 (loss) to net cash provided by
  operating activities:
   Depreciation and amortization                    613,737        1,889,145
   Provision for doubtful accounts                  335,413          350,000
   Gain on disposal of discontinued subsidiary          -            (70,628)
   Changes in assets and liabilities             (1,817,425)       4,522,827
                                            ----------------  --------------
    Total adjustments                              (868,275)       6,691,344

    Net cash provided by operating
     activities                                   1,104,229        5,800,109

Cash flows from investing activities:
   Capital expenditures                            (240,044)        (706,482)
                                             ---------------   --------------
Net cash (used in) investing activities            (240,044)        (706,482)

Cash flows from financing activities:
   Repayments of notes payable and debt
    obligations                                  (1,481,803)      (4,913,128)
                                             ---------------   --------------
   Net cash (used in) financing activities       (1,481,803)      (4,913,128)

Net (decrease) increase in cash                    (617,618)         180,499
Cash at beginning of period                         848,331           95,790
                                             ---------------   --------------
Cash at end of period                        $      230,713   $      276,289
                                            ================   ==============


The accompanying notes are an integral part of these condensed financial statements

             INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    (Unaudited)


1. In the opinion of management, the accompanying unaudited condensed con-solidated financial statements contain adjustments (consisting only of normal and recurring adjustments) necessary to present fairly International Airline Support Group, Inc.'s condensed consolidated balance sheets as of February 29, 1996 and May 31, 1995, the condensed consolidated statements of operations for the three months and nine months ended February 29, 1996 and the three months and nine months ended February 28, 1995, and the condensed consolidated statements of cash flows for the nine month periods then ended.

     The accounting policies followed by the Company are described in the May 31, 1995 financial statements.

     The results of operations for the nine months ended February 29, 1996 are not necessarily indicative of the results to be expected for the full year. For interim reporting purposes, certain expenses are based on estimates rather than expenses actually incurred.

2.	Inventories consisted of the following:

                                      February 29, 1996         May 31, 1995
        Aircraft parts                 $   5,120,988         $    4,063,352
        Aircraft available for sale        2,104,354              2,433,918
                                           ---------              ---------
                                       $   7,432,857         $    6,497,270
                                           =========              =========

     Inventories are stated at the lower of cost or market. The cost of aircraft parts is determined on a specific identification basis for those parts purchased individually or in lots where specific identification is practical. For parts acquired through whole aircraft purchases, the costs are assigned to pools which are then amortized as parts sales take place. The amortization is based upon the actual sales, except in any periods where sales are lower than expected, the estimated sales per the initial sales projection are used (which has a maximum life of 5 years). The amount of cost amortized is based upon the gross profit percentage as calculated from the estimated sales value of the parts. The sales value estimates are monitored by management, and adjusted periodically as necessary.

     At February 29, 1996, approximately 94% of the ending inventory (including aircraft held for sale) was costed under the specific identification method, and the remaining 6% was costed under the pooling method.

3. Primarily as a result of net losses experienced in fiscal 1995 and 1994, and the classification of most indebtedness as current, the Company has a significant deficit in working capital and stockholders' equity. Currently, the Company is in default in the payment of principal on the 12% Senior Secured Notes (Notes), issued July 1992, and is in default in payment of interest on the 8% Convertible Subordinated Debentures (Debentures), issued September
1993. The Notes are secured by substantially all of the assets of the Company. The Debentures are unsecured and are subordinated in right of payment to the Notes and to the claims of the Company's general unsecured creditors. The

      	INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               (Unaudited)

entire balance of the Notes and the Debentures, amounting to $8,400,000 and $10,000,000, respectively, are subject to accelerated maturity and, as such, have been classified as a current liability in the Consolidated Balance Sheets at February 29, 1996. After conducting preliminary meetings with certain holders of the Notes and Debentures, the Company formulated a restructuring proposal that contemplates (among other things) a deferral of the time of payment of a portion of the principal of the Notes and a conversion of all of the outstanding Debentures into the Company's Common Stock. The restructuring proposal was subsequently presented to certain major holders of the Debentures. The Company understands that, after the presentation of the restructuring proposal, the largest holder of the Debentures sold all of the Debentures then held by it, for a cash price equal to $150 per $1,000 principal amount of the Debentures, to one or more substantial holders of Debentures that have also been participating in the restructuring discussions. In November 1995, these Debenture holders presented to the Company a preliminary counterproposal to the Company's restructuring proposal, but the counterproposal was subsequently retracted. On February 1, 1996, the Company again met with representatives of certain major holders of the Debentures. At this meeting, the Company and the representatives of the Debentureholders discussed the Company's proposal that the Debentures be converted into shares of the Company's common stock. The representatives requested that the Company update certain information included in its original restructuring proposal and provide a revised restructuring proposal. The Company is preparing a revised restructuring proposal based on the assumption that the Debentureholders will agree to convert their instruments into shares of the Company's Common Stock. Although the Company intends to continue these restructuring discussions, there can be no assurance that the Company will be able to consummate a restructuring of its indebtedness. If the lenders were to accelerate the maturity of the Notes or Debentures, or both, the Company would not have sufficient funds to repay the debt obligations.

     As a result of these factors, there exists substantial doubt about the Company's ability to continue in existence.

     During the nine months ended February 29, 1996, the Company incurred approximately $306,000 of legal, accounting and other consulting fees in connection with its debt restructuring activities.

4. During the fiscal year ending May 31, 1995, the Company accepted lease payments from a foreign customer in the customer's local currency because conversion restrictions precluded the customer from obtaining and paying U.S. dollars. Due to uncertainties regarding when and at what rate the local currency could be converted to U.S. dollars, the Company valued the local currency at an estimated value of $200,000 as of May 31, 1995 (included in cash), such amount being less than the then current U.S. equivalent amount at the official exchange rate. The Company subsequently was able to convert the funds to U.S. dollars in the amount of $339,000, resulting in a gain of $139,000, which is included in lease revenues during the nine months ended February 29, 1996.

           INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     (Unaudited)


5. The Company recorded a gain during the nine months ended February 29, 1996 relating to the settlement of certain disputes with a customer. Pursuant to the settlement, the customer paid the Company $660,000 and the Company canceled a note receivable from the customer. The Company also released all claims it had against the customer, which included among other things, claims for the purchase price of parts purchased by the customer on open account or pursuant to a consignment arrangement. The customer released certain claims it had against the Company as part of the settlement. The transaction resulted in a net gain to the Company of approximately $345,000, consisting of the excess of cash received over the net carrying value of the note receivable and cost of the inventory. The Company recorded as net sales the cost of the inventory plus the amount of the net gain.

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

7.   Supplemental cash flow disclosures:

     Cash payments for interest were $940,700 and $1,695,200 for the nine month periods ended February 29, 1996 and February 28, 1995, respectively.

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

RESULTS OF OPERATIONS:

Revenues

     Total revenues for the three months and nine months ended February 29, 1996 increased 89% and decreased 14%, respectively, to $7.8 million and $17.5 million, from $4.2 million and $20.4 million, respectively, for the three months and nine months ended February 28, 1995. Aircraft sales were $1,450,000 and $1,775,000 during the three and nine months ended February 29, 1996, compared to $0 and $8.2 million, respectively, during the three and nine months ended February 28, 1995. Aircraft sales are unpredictable transactions and may fluctuate significantly from year to year, dependent, in part, upon the Company's ability to purchase an aircraft and resell it within a relatively brief period of time. Included in aircraft sales during the nine months ended February 28, 1995 are the sale of three DC-9 aircraft sold to a leasing company for $5.6 million pursuant to a contract entered into during the fiscal year ended 1994. Parts sales for the three and nine months ended February 29, 1996 were $5.9 million and $14.4 million, respectively, compared to $3.4 million and $10.1 million, respectively, during the three and nine months ended February 28, 1995. During the nine months ended February 29, 1996, the Company has continued to increase its domestic customer base and decrease its number of foreign customers in order to lessen the Company's credit risks. Lease revenue for the three and nine months ended February 29, 1996 decreased to $529,000 and $1.3 million, respectively, compared to $774,000 and $2.2 million, respectively, during the three and nine months ended February 28, 1995, as certain leases that were in existence during the prior year have terminated.

      During the fiscal year ending May 31, 1995, the Company accepted lease payments from a foreign customer in the customer's local currency because conversion restrictions precluded the customer from obtaining and paying U.S. dollars. Due to uncertainties regarding when and at what rate the local currency could be converted to U.S. dollars, the Company valued the local currency at an estimated value of $200,000 as of May 31, 1995 (included in cash), such amount being less than the then current U.S. equivalent amount at the official exchange rate. The Company subsequently was able to convert the funds to U.S. dollars in the amount of $339,000, resulting in a gain of $139,000, which is included in lease revenues during the nine months ended February 29, 1996.

     The Company recorded a gain during the nine months ended February 29, 1996 relating to the settlement of certain disputes with a customer. Pursuant to the settlement, the customer paid the Company $660,000 and the Company canceled a note receivable from the customer. The Company also released all claims it had against the customer, which included among other things, claims for the purchase price of parts purchased by the customer on open account or pursuant to a consignment arrangement. The customer released certain claims it had against

		INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES

the Company as part of the settlement. The transaction resulted in a net gain to the Company of approximately $345,000, consisting of the excess of cash received over the net carrying value of the note receivable and cost of the inventory. The Company recorded as net sales the cost of the inventory plus the amount of the net gain.

Cost of Sales

     Cost of sales as a percentage of total revenues for the three and nine months ended February 29, 1996 was 56%, compared to 49% and 73%, respectively, during the three and nine months ended February 28, 1995. Cost of sales on aircraft sales was 28% and 30% for the three and nine months ended February 29, 1996, compared to 99% during the nine months ended February 28, 1995 (there were no aircraft sales during the three months ended February 28, 1995). The higher percentage of cost of sales on aircraft sales during the nine months ended February 28, 1995 as compared to the three and nine months ended February 29, 1996 was the result of zero margins realized on the sale of three DC-9 aircraft sold during the nine months ended February 28, 1995 to a leasing company for $5.6 million pursuant to a contract entered into during the fiscal year ended 1994. Excluding aircraft sales and cost of aircraft sales, cost of sales as a percentage of total revenues during the three and nine months ended February 29, 1996 was 62% and 59%, respectively, compared to 49% and 56% during the three and nine months ended February 28, 1995. The higher cost of sales percentage (excluding aircraft sales and cost of aircraft sales) during the three and nine months ended February 29, 1996 compared to the three and nine months ended February 28, 1995 is primarily attributable to the larger volume of parts sales during the three months ended February 29, 1996, some of which were brokered transactions (the Company fills a customer order for a part not held in inventory, whereby the Company locates the part for the customer from another vendor and then resells the part to the customer) which typically have lower margins, and sales from inventory of certain large dollar items at slightly lower margins. Additionally, the decrease in lease revenue in fiscal 1996 from fiscal 1995 results in lower overall margins due to the lower amount of cost of sales incurred in generating such lease revenue.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses for the three and nine months ended February 29, 1996 were $1.1 million and $3.0 million, respectively, compared to $1.0 million and $3.3 million, respectively, during the three and nine months ended February 28, 1995.

Provision (Recovery) for Doubtful Accounts

     Provision (recovery) for doubtful accounts was $317,000 during the three and nine months ended February 29,1996, compared to ($194,000) and ($292,000) during the three and nine months ended February 28, 1995. The provision recorded during the three and nine months ended February 29, 1996 resulted from a general provision for doubtful accounts. During the three and nine months ended February 28, 1995, the Company, primarily through litigation, recovered approximately $540,000 and $640,000, respectively, of accounts receivable which had been written off or reserved during the fiscal year ended May 31, 1994. The recoveries were offset by a general provision for doubtful accounts of $350,000.

Financial Restructuring Costs

     During the three and nine months ended February 29. 1996 the Company incurred approximately $113,000 and $306,000, respectively, of legal, accounting and other consulting fees in connection with its debt restructuring activities.

Interest Expense

     Interest expense for the three and nine months ended February 29, 1996 was $475,000 and $1.5 million, respectively, compared to $516,000 and $1.8 million during the three and nine months ended February 29, 1995, reflecting the overall reduction in debt.

INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES

Depreciation and Amortization

     Depreciation and amortization for the three and nine months ended February 29, 1996 was $183,000 and $614,000, respectively, compared to $564,000 and $1.7 million, respectively, during the three and nine months ended February 28, 1995. The decrease in depreciation and amortization was due primarily to a reduction in depreciable aircraft held for lease, such aircraft held for lease amounting to a gross value of $2.9 million at February 29, 1996 compared to $7.8 million at February 28, 1995. The reduction in aircraft held for lease is due to the Company selling during fiscal 1995 certain aircraft previously leased or transferring certain aircraft to inventory held for sale.

(Income) Losses of Service Center Subsidiary

     In fiscal 1994 the Company began operations of International Airline Service Center, Inc. (IASC), an FAA-certified repair facility. During the fiscal year ended May 31, 1995, IASC ceased operations and the majority of its assets were sold. As a result, there were no operating results of IASC during the three and nine months ended February 29,1996. The results of IASC during the three and nine months ended February 28, 1995, amounting to approximately $(286,000) and $701,000, respectively, are shown as (income) losses of service center subsidiary.

Income Taxes

     No income tax provision or benefits were recorded during the three and nine months ended February 29, 1996, or during the three and nine months ended February 28, 1995, respectively, as the Company has net operating loss carryforwards sufficient to offset income. The Company has fully exhausted its carryback benefits and recorded a one hundred percent (100%) valuation allowance against the deferred tax asset for net operating loss carryforwards.

Liquidity and Capital Resources

     At February 29, 1996 the Company's total long-term debt amounted to $18.9 million, consisting primarily of $8.4 million principal amount of the Notes, $10 million principal amount of the Debentures and $400,000 principal amount of a mortgage loan secured by its corporate headquarters. The entire principal amount of the Notes and the Debentures is classified as current at February 29, 1996, because of the existence of defaults under the governing documents. The Notes, which were issued during fiscal 1993, bear interest at the fixed rate of 12% per annum, payable quarterly. The Notes mature in 1997. The Debentures, which were issued during fiscal 1994, bear interest at the fixed rate of 8% per annum, payable quarterly and are convertible into shares of the Company's Common Stock at $4.00 per share. The Debentures mature in 2003.

     On May 26, 1995, the Company received a notice of payment blockage from the holder (the Majority Noteholder) of a majority of the outstanding principal amount of the Notes. Citing a continuing Event of Default under the agreement governing the Notes as a result of the Company's noncompliance with certain financial covenants, the Majority Noteholder demanded that the scheduled interest payment which would otherwise have been payable on May 31, 1995 to holders of the Debentures not be paid. As a result of the Company's receipt of the notice of payment blockage, the Company did not make its scheduled May 31, 1995 nor its August 31, 1995 interest payments, totaling $400,000, to the

             INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES

holders of the Debentures. Further, the Company did not make its scheduled July 17, 1995 principal payment, in the approximate amount of $1.8 million, to the holders of the Notes. Pursuant to terms of the Notes, the Company was prohibited from making any other payments with respect to the Debentures prior to the expiration of the payment blockage period on November 22, 1995.

     Notwithstanding the expiration of the payment blockage period, the Company did not pay interest in the amount of $200,000 on the Debentures that became due on November 30, 1995 nor did it pay $200,000 on the Debentures that became due on February 29, 1996. The Company does not intend to resume making payments of interest on the Debentures. The Company made a principal payment of $1,450,000 on the Notes on December 12, 1995.

     The failure to make the May 31, 1995, August 31, 1995, November 30, 1995, and February 29, 1996 interest payments to the holders of the Debentures and the July 17, 1995 principal payment to the holders of the Notes constitutes an Event of Default under the agreements governing the Notes and Debentures. If the Company remains in default under the terms of the Notes and Debentures, the holders of such instruments could accelerate the debt, resulting in principal of $18.4 million becoming immediately due and payable. The Company would have no ability to repay such indebtedness if it were to be accelerated. The foregoing circumstances could require the Company to cease operations or to seek protection from its creditors through judicial reorganization proceedings.

     After conducting preliminary meetings with certain holders of the Notes and Debentures, the Company formulated a restructuring proposal that contemplates (among other things) a deferral of the time of payment of a portion of the principal of the Notes and a conversion of all of the outstanding Debentures into the Company's Common Stock. The restructuring proposal was subsequently presented to certain major holders of the Debentures. The Company understands that, after the presentation of the restructuring proposal, the largest holder of the Debentures sold all of the Debentures then held by it, for a cash price equal to $150 per $1,000 principal amount of the Debentures, to one or more substantial holders of Debentures that have also been participating in the restructuring discussions. In November 1995, these Debenture holders presented to the Company a preliminary counterproposal to the Company's restructuring proposal, but the counterproposal was subsequently retracted. The Debenture holders have engaged an aviation consulting firm and an investment banking firm to review the Company's restructuring proposal. These experts completed their review and issued a report dated December 12, 1995. On February 1, 1996, the Company again met with representatives of certain major holders of the Debentures. At this meeting, the Company and the representatives of the Debentureholders discussed the Company's proposal that the Debentures be converted into shares of the Company's common stock. The representatives requested that the Company update certain information included in its original restructuring proposal and provide a revised restructuring proposal. The Company is preparing a revised restructuring proposal based on the assumption that the Debentureholders will agree to convert their instruments into shares of the Company's Common Stock. Although the Company intends to continue discussing a restructuring with its creditors, there can be no assurances that the Company will be able to consummate a successful restructuring.

     At February 29, 1996, the Company had a working capital deficit of $11.1 million and a current ratio of .52 to 1.0, compared to a working capital deficit of $13.5 million and a current ratio of .43 to 1.0 at May 31, 1995. The

             INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES

decrease in working capital deficit was principally the result of the Company's net income recorded during the nine months ended February 29, 1996.

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

        INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

     The Company is from time to time subject to legal proceedings and claims that arise in the ordinary course of its business. On the date hereof, no such proceedings are pending and no such claims have been asserted.


Item 3.  DEFAULTS UPON SENIOR SECURITIES

     Currently, the Company is in default in the payment of principal on the Notes and in default in the payment of interest on the Debentures. As of the date of this report, the Company was in default in the payment of approximately $317,000 of principal on the Notes. As of the date of this report, the Company was in default in the payment of $800,000 of interest on the Debentures. The Notes are secured by substantially all of the assets of the Company and the Debentures are unsecured and are subordinated in right of payment to the Notes and to the claims of the Company's general unsecured creditors.


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



INTERNATIONAL AIRLINE SUPPORT GROUP, INC.
		(Registrant)


/s/ Robert K. Norris					April 2, 1996

ROBERT K. NORRIS						Date
Vice President - Finance