Form 10-K405
period 1996-05-31
INTERNATIONAL AIRLINE SUPPORT GROUP INC
filed 1996-08-16
CIK 859307

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                             ---------------------------

                                      FORM 10-K

    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended MAY 31, 1996

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to __________________


                            Commission File Number 0-18352

                      INTERNATIONAL AIRLINE SUPPORT GROUP, INC.
             -----------------------------------------------------------
                (Exact name of Registrant as specified in its charter)

              Delaware                           59-2223025
    -----------------------------------   --------------------------------------
    (State or other jurisdiction of        (I.R.S. Employer Identification No.)
    incorporation or organization)


 8095 N.W. 64th Street, Miami, Florida              33166
 --------------------------------------   --------------------------------------
(Address of principal executive offices)          (Zip Code)

                                    (305) 593-2658
                 ---------------------------------------------------
                 (Registrant's telephone number, including area code)


          Securities registered pursuant to Section 12(b) of the Act:  None

             Securities registered pursuant to Section 12(g) of the Act:

         Title of class               Name of each exchange on which registered
 ----------------------------------    -----------------------------------------
  Common Stock, $.001 par value                         None

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X]

    At August 15, 1996, the aggregate market value of common stock held by non-affiliates of the Registrant was approximately $757,646.

    The number of shares of the Registrant's Common Stock outstanding as of August 15, 1996 was 4,041,779.

                     DOCUMENTS INCORPORATED BY REFERENCE: [NONE]

                       INTERNATIONAL AIRLINE SUPPORT GROUP INC.
                              ANNUAL REPORT OF FORM 10-K
                           FOR THE YEAR ENDED MAY 31, 1996



                                  TABLE OF CONTENTS

                                                                            PAGE

PART I........................................................................1

    Item 1.   Business........................................................1
    Item 2.   Properties......................................................9
    Item 3.   Legal Proceedings...............................................9
    Item 4.   Submission of Matters to a Vote of Security Holders.............9

PART II......................................................................10

    Item 5.   Market for the Registrant's Common Stock and Related
              Stockholder Matters............................................10
    Item 6.   Selected Financial Data........................................10
    Item 7.   Management's Discussion and Analysis of Financial Condition
              and Results of Operations......................................13
    Item 8.   Financial Statements and Supplementary Data....................20
    Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......................................20

PART III.....................................................................21

    Item 10.  Directors and Executive Officers of the Registrant.............21
    Item 11.  Executive Compensation.........................................22
    Item 12.  Security Ownership of Certain Beneficial Owners and
              Management.....................................................24
    Item 13.  Certain Relationships and Related Transactions.................25

PART IV......................................................................26

    Item 14.  Exhibits, Financial Statement Schedules and Reports on
              Form 8-K.......................................................26

SIGNATURES...................................................................32

                         [THIS PAGE INTENTIONALLY LEFT BLANK]

                                        PART I

ITEM 1.  BUSINESS.

    ALL STATEMENTS CONTAINED HEREIN THAT ARE NOT HISTORICAL FACTS ARE BASED ON CURRENT EXPECTATIONS. THESE STATEMENTS ARE FORWARD LOOKING IN NATURE AND INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES. ACTUAL RESULTS MAY DIFFER MATERIALLY. AMONG THE FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY ARE THE FOLLOWING: BUSINESS CONDITIONS AND THE GENERAL ECONOMY, COMPETITIVE FACTORS SUCH AS THE DEMAND FOR OLDER AIRCRAFT, THE COMPANY'S ABILITY TO MAINTAIN INVENTORY THAT MEETS APPLICABLE REGULATORY STANDARDS AND CLIENT DEMAND, THE AVAILABILITY OF NEW PARTS AND GENERAL RISKS OF INVENTORY OBSOLESCENCE, THE ONGOING TREND FOR CUSTOMERS TO USE FEWER SUPPLIERS CAUSING A LOSS OF CUSTOMERS, THE LOSS OF A PRINCIPAL CUSTOMER IN A GIVEN PERIOD IF THE COMPANY IS UNABLE TO REPLACE SALES TO SUCH CUSTOMER AND THE OTHER RISK FACTORS DESCRIBED IN THE COMPANY'S REPORTS FILED FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION. THE COMPANY WISHES TO CAUTION READERS NOT TO PLACE UNDUE RELIANCE ON ANY SUCH FORWARD LOOKING STATEMENTS, WHICH STATEMENTS ARE MADE PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND, AS SUCH, SPEAK ONLY AS OF THE DATE MADE.

GENERAL

    International Airline Support Group, Inc. (the "Company") is a worldwide supplier of spare parts to the aviation redistribution market. The Company sells spare parts to major commercial passenger airlines, air cargo carriers, maintenance and repair facilities and other redistributors. The parts sold by the Company include avionics, rotable and expendable airframe and engine components for commercial aircraft, including Airbus, Boeing and McDonnell-Douglas aircraft and Pratt & Whitney and Rolls-Royce jet engines. During fiscal 1996, the Company supplied parts to over 771 customers worldwide, approximately 676 of whom were domestic customers and approximately 95 of whom were foreign customers. Currently, the Company specializes in replacement parts for McDonnell Douglas DC-9 aircraft. Management believes that the Company has one of the most extensive inventories of aftermarket DC-9 parts in the industry.

    The Company believes that the annual worldwide market for aircraft spare parts is approximately $10 billion, of which approximately $1.3 billion represents sales of aircraft spare parts to the redistribution market and that the Company's sales represented approximately 2% of such market during fiscal 1996. The redistribution market is highly fragmented, with a limited number of large, well capitalized companies selling a broad range of aircraft spare parts, and numerous smaller competitors serving distinct market niches. The Company believes that significant trends affecting the redistribution market will continue to increase its overall size while reducing the number of competitors. Factors causing the expansion of the redistribution market include the increasing size and age of the world-wide airline fleet and the increasing pressures on airlines and maintenance and repair facilities to control their costs.

RECENT DEVELOPMENTS

    On July 12, 1996, the Company announced that it did not intend to pay the scheduled $3.7 million principal installment due on its 12% Senior Secured Notes due July 17, 1997 (the "Senior Notes"), pending redemption of the Senior Notes in connection with a restructuring of its indebtedness (the "Restructuring"). The Company did not make the payment, which was due on July 17, 1996. The Restructuring is described in a Registration Statement on Form S-4 filed by the Company with the Securities and Exchange Commission, on July 12, 1996. Pursuant to the proposed restructuring, the Company would offer to exchange (the "Exchange Offer") 224.54 shares of its Common Stock, $.001 par value per share, for each $1,000 principal amount of its 8% Convertible Subordinated Debentures due August 31, 2003 (the "Convertible Debentures"). In connection with the restructuring, the Company also intends to solicit proxies from the holders of its Common Stock to approve a 1-for-27 reverse stock split, to effect certain amendments to its Certificate of Incorporation and to approve a stock option plan. Consummation of the Restructuring is subject to certain conditions.

    The Company also announced that, on July 11, 1996, the holder of a majority of the outstanding principal amount of the Senior Notes (the "Majority Noteholder") executed a "Standstill Agreement" with the Company pursuant to which such holder agreed that it would refrain (to the extent provided therein) from exercising any rights or remedies it may have with respect to the Event of Default with respect to the Senior Notes that occurred upon the Company's failure to pay the July 17, 1996 installment of principal. The obligations of the Majority Noteholder pursuant to the Standstill Agreement terminate on the earlier of (i) the 120th day following the date of the Standstill Agreement; (ii) the consummation of the Restructuring; and (iii) the occurrence of certain specified events, including, among other things, the exercise by any creditor of the Company of any remedies against the Company with respect to the Company's obligations to such creditor and the first date on which, in the reasonable determination of the Majority Noteholder, any one of the conditions precedent to the Restructuring is no longer capable of being satisfied. Subsequent to July 11, 1996, the holders of approximately $1.8 million in aggregate principal amount of the Senior Notes executed Standstill Agreements.

COMPANY STRATEGY

    The Company's operating strategy has two components. First, the Company intends to increase its revenues and operating income through continued customer penetration in its existing markets and expansion into new markets. The Company intends to achieve this by continuing to increase its share of the market for spare parts for certain widely operated aircraft models, including, in particular, the DC-9 (which is no longer in production) and the MD-80. Although the MD-80 is still in production, many of the DC-9's parts are interchangeable with the MD-80, which, given the Company's experience and knowledge with the DC-9, gives it a competitive advantage. The Company intends to capitalize on the limited availability of spare parts for such aircraft models by acquiring
(i) pools of inventory from airlines that cease to operate such aircraft or that desire to reduce their levels of parts inventory and (ii) aircraft for parting out when the purchase price justifies doing so. In this regard, the Company purchased an inventory of DC-9 and MD-80 parts from Pt. Garuda Indonesia, an Indonesian airline, in May 1996 for total consideration of approximately $2.6 million. This inventory, which has an appraised fair market value in excess of $7.5 million, became available following Garuda's decision to discontinue operating DC-9 aircraft. The Company believes that its knowledge of the fleets of DC-9 and MD-80 aircraft currently in operation and its worldwide contacts in the commercial aviation industry will permit it to acquire other inventory pools and aircraft for parting out on favorable terms in the future.

    The second component of the Company's operating strategy is to achieve revenue and earnings growth by acquiring other companies engaged in the sale of aircraft parts as well as companies with product lines that would complement the Company's existing redistribution business. The Company competes in a fragmented market in which numerous small companies serve distinct market niches. The Company believes that small aircraft parts redistributors, many of which are family owned and capital constrained, are unable to provide the extensive inventory and quality control necessary to comply with applicable regulatory and customer requirements and will provide acquisition opportunities for the Company. The Company believes that such acquisitions will permit it to expand its customer base by selling aircraft parts to airlines and others that are not now customers, to expand its product line with respect to aircraft in which the Company currently specializes, to strengthen its relationships with existing customers and to expand the types of aircraft in which the Company specializes. The Company, however, has not entered into an agreement to acquire any such company and there can be no assurance that the Company will be able to do so. Further, the Company will be unable to make acquisitions if the Restructuring is not consummated.

HISTORY

    The Company became a supplier of aircraft parts in the early 1980s by parting out DC-8 aircraft and reselling the resulting spare parts. Based upon the Company's success in parting out DC-8 aircraft, which ceased production in 1972, the Company began purchasing and parting out DC-9 aircraft in 1991. Production of DC-9 aircraft ceased in 1982. The DC-8 and DC-9 aircraft have life expectancies that have exceeded the manufacturer's original estimates. Beginning in 1992, the Company began purchasing and parting out Boeing 727 aircraft. The Company has acquired thirty-eight DC-8, eight DC-9, and six Boeing 727 aircraft for parting out since the Company began operations. In addition, the Company purchased the original testbed MD-80 from McDonnell Douglas and parted it out. The Company's extensive inventory of DC-9 parts also enables it to sell parts to operators of the MD-80 because a substantial number of DC-9 parts may be used on the MD-80.

    Traditionally, the Company obtained most of its parts inventory by parting out high quality aircraft. Although management expects that, if financing is available, it may acquire additional aircraft for parting out, management believes that the principal source of its inventory acquisitions during the next fiscal year will be purchases of excess inventory from aircraft operators. In the past, the Company acquired aircraft for parting out only if its initial estimate of the timing and value of parts sales for such aircraft would allow the Company to recover the purchase price within 180 days through the sale of a portion of parts, and to sell the remaining parts for amounts in excess of the purchase price over the subsequent five years. Aircraft that are available at appropriate prices are increasingly difficult to locate because of, among other things, the continued trend of start-up, low-cost airlines to use narrow-body aircraft such as the DC-9. However, the emergence of the start-up, low-cost airlines has enhanced the value of the Company's existing inventory because in order to assure reliable operations, such airlines need to maintain a minimum supply of spare parts or establish relationships with spare parts suppliers. Because of the Company's position as a primary source of spare parts for the DC-9 aircraft and because the start-up airlines generally lack the resources to maintain extensive supplies of spare parts, the Company believes that it will continue to be an active parts supplier for such airlines.

    In addition to its DC-9 spare parts, the Company maintains inventories of spare parts for the Boeing 727, 737 and 747 aircraft, the McDonnell Douglas DC-8 and MD-80 aircraft and the Lockheed L1011 and L100/C130. The Company also generates additional revenues by brokering third party spare parts on behalf of customers and by arranging for the repair or exchange of customers' spare parts with FAA-certified repair facilities.

    Management believes that its customer relationships are important to the Company's operational success. The Company has established relationships with many domestic and foreign aircraft operators and, subject to the availability of financing, maintains an adequate level of inventory in order to service such customers in a timely manner. Management believes that availability and timely delivery of quality spare parts are the primary factors considered by customers when making a spare parts purchase decision.

INDUSTRY OVERVIEW

    GENERAL. The Company believes that the world-wide aircraft fleet is both growing and getting older. According to the World Jet Airplane Inventory for calendar 1995, the combined aircraft fleets of aircraft operators throughout the world at December 31, 1995 consisted of approximately 12,452 jet aircraft, the average age of which was approximately 13.1 years. A significant number of the spare parts used in these aircraft are supplied by different types of companies, including original equipment manufacturers ("OEMs") and numerous redistributors, such as the Company, fixed-base operators, FAA-certified overhaul facilities, traders and brokers. Management believes that the fragmented nature of the aircraft spare parts industry creates opportunities for small well-capitalized and financed companies with proven infrastructures to exploit niche markets in certain types of aircraft, such as the DC-9 and MD-80.

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

    Furthermore, increased competition in the airline industry has led to the emergence of several start-up low-cost airlines which use DC-9s and MD-80s, including ValuJet, Spirit Airlines and Reno Air. The start-up airlines generally offer service on specific high traffic, short-haul routes rather than attempting to compete with the extensive hub-and-spoke systems used by the major carriers to obtain long-haul traffic. Second generation aircraft (such as the DC-9) are able to operate profitably on these high-traffic, short-haul routes.

    In addition to the growth in the number of older aircraft in service, cost and availability considerations are causing airlines to reduce the size of their spare parts inventories and, therefore, to utilize aircraft spare parts sold by redistributors to provide parts that are no longer in production. As airlines adopt just-in-time inventory procurement processes, inventory storage and handling devolves to suppliers such as the Company, thus increasing the percentage of parts sold by redistributors relative to those sold by parts manufacturers. Furthermore, in order to reduce purchasing costs, airlines have been reducing the number of "approved" suppliers.

    As a result of these supplier reductions, there has been and the Company believes there will continue to be a consolidation in the redistribution market even as the redistribution market is expected to grow. The Company believes that only those redistributors with extensive inventories, adequate capital and the ability to comply with applicable regulatory and customer requirements regarding part quality and traceability will be able to capitalize on these trends. The Company currently maintains an inventory of over 50,500 line items consisting of more than 565,000 parts, which the Company believes will enhance its ability to respond well to such market trends.

    AVAILABILITY OF REPLACEMENT PARTS. Aircraft and parts manufacturers typically provide their customers with replacement parts throughout the production life of the aircraft. Other sources for new aircraft parts include authorized subcontractors for the OEMs, new parts distributors and aircraft operators with excess inventories. Once an aircraft is no longer in production, a manufacturer will continue to supply spare parts to its customers for an extended period of time, which varies among aircraft types. For example, spare parts for the DC-8 aircraft were available from the aircraft manufacturer until 1987, 15 years after the DC-8 model type ceased production. However, manufacturers generally have no obligation to supply or maintain parts for an aircraft operator that was not the original purchaser of the aircraft.

    As OEMs cease manufacturing replacement parts, and as other sources of new parts become increasingly scarce, aircraft operators must locate alternative sources for quality aftermarket parts to maintain the reliable operation of their aircraft. Often, aircraft operators will opt for quality aftermarket
parts even when new parts are still in production.   Aftermarket aircraft parts
must meet the same FAA standards as new parts but generally cost less than new parts, and are often more readily available.

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

    An aircraft purchased for parting out is often in the same condition as the aircraft that will utilize the spare parts. Sellers are usually motivated to dispose of their aircraft at part out prices for a variety of reasons, including the seller's need for immediate liquidity or inability to economically lease the aircraft to third parties. Additionally, such aircraft may require extensive maintenance or overhaul or may require government-mandated improvements which are uneconomical for the seller to perform.

    In addition to purchasing whole aircraft, the Company also acquires spare parts by bidding on the inventory of companies that are eliminating certain portions of their spare parts inventories due to the retirement of an aircraft type from their fleets, the downsizing of their operations or the dissolution of their businesses as a whole. Management believes that its principal source of inventory acquisitions during the next fiscal year will be from such sales.

    Modern aircraft design emphasizes the use of components that may be reused repeatedly after inspection and overhaul. Because of the reusable nature of such "rotable" parts, sales of rotable parts offer greater profit potential than the nonreusable "consumable" parts. Vendors offer rotable parts in different conditions, designated by industry standards. A component may be sold in "serviceable" condition, meaning that the unit may be installed on an aircraft without further inspection. "As removed - not for failure" designates a component that was removed from an aircraft for some reason other than malfunction and may be reinstalled after inspection. The remaining condition, "unserviceable," designates the need for the part to be overhauled prior to inspection and installation. The FAA requires rotable and other spare parts to be inspected at FAA-certified repair facilities prior to installation on an aircraft. However, the FAA does not prohibit the sale of aftermarket parts that have not been inspected and certified.

    PRODUCT LINES. Historically, the Company maintained a large inventory of aftermarket parts for the DC-8 aircraft. The DC-8, an early model Stage 1 aircraft, has not been produced since 1972. The FAA's enactment of noise abatement restrictions in 1980 grounded all DC-8s powered by JT3 and JT4 class engines in use in the United States and required such aircraft to be refitted with modern, quieter engines. Because of the expense involved in installing new engines, the use of DC-8 aircraft in the United States declined. Certain devices known as "hush kits" were invented in order to bring the JT3 engines within acceptable noise limits. In late 1985, the FAA approved the first hush kit for certain JT3 engines and an additional hush kit was approved for other JT3 engines in 1987. The effect of these changes was to create new demand for DC-8 parts because a DC-8 equipped with a hush kit is among the lowest cost aircraft to operate per ton mile. Accordingly, the Company believes that the DC-8s will continue to be used by freight carriers and other operators and that the sale of DC-8 parts will continue to be a source of revenues in the foreseeable future. However, it is expected that sales of DC-8 parts will continue to decline in correspondence with the decrease of DC-8s in operation.

    Because of the limited number of DC-8s in operation, the Company began expanding its inventory to include parts for Stage 2 aircraft, such as the DC-9 aircraft. Currently, the Company specializes in replacement parts for DC-9 aircraft. The noise abatement regulations issued by the FAA require aircraft operators to phase out their noisier Stage 2 jets by the year 2000 unless they are retrofitted with hush kits to bring them into compliance with the Stage 3 noise requirements. The Company believes that retrofitting with hush kits as well as the extended life maintenance programs instituted by many aircraft operators will increase the useful life of DC-9s. In addition to the Company's inventory of McDonnell Douglas DC-8 and DC-9 parts, the Company's inventory also includes spare parts for the Boeing 727, 737, and 747 aircraft, the McDonnell Douglas MD-80 aircraft and the Lockheed L1011 and L100/C130 aircraft and for the Pratt & Whitney JT-8D engine series. Many of the parts on the MD-80, which is still in production, are interchangeable with similar parts for the DC-9.

    MARKETING. The Company has developed a sales and marketing infrastructure which includes well-trained and knowledgeable sales personnel, computerized inventory management, listing of parts in electronic industry data bank catalogues and a home page on the Internet. Crucial to the successful marketing of the Company's inventory is the Company's ability to make timely delivery of spare parts in reliable condition. The Company believes aircraft operators are more sensitive to reliability and timeliness than price.

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

    Market forces establish the price for aftermarket aircraft parts. No pricing service or catalogue exists for aftermarket components. Aftermarket aircraft parts prices are determined by referencing new parts catalogues with consideration given to existing supply and demand conditions. Often, aircraft operators will opt for quality aftermarket parts even when new parts are still in production. Aftermarket aircraft parts that meet the same FAA standards as new parts cost less than the same new parts and are often more readily available.

    In addition to directly marketing its inventory, the Company lists its inventory in the Air Transport Association's computerized data bank ("AIRS") and with the Inventory Locator Service ("ILS"), a proprietary computerized data bank. Both of these data bases are 24 hour electronic "marketplaces" where aircraft parts transactions take place.

CUSTOMERS

    GENERAL. The Company's customer base includes major passenger and cargo operators, smaller aircraft operators, overhaul facilities, FAA-certified repair facilities and other redistributors who may in turn resell to end users.
Certain aircraft operators often buy through competitors instead of directly through the Company because of the operator's existing relationship with the competitor or the competitor's ability to overhaul the part sought.

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

    MAJOR CUSTOMERS. In fiscal 1993 and 1994, Transafrik Corp., a cargo carrier operating in Africa, accounted for a significant amount of the Company's revenue. Prior to fiscal 1993, no customer accounted for more than 10% of the Company's net revenue, except for Transafrik. In fiscal 1994, sales to Transafrik declined significantly. Transafrik accounted for less than one percent of the Company's total revenue in fiscal 1995 and 1996, compared with 25%, 18% and 10% of total revenues in fiscal 1992, 1993 and 1994, respectively. During fiscal 1995, the Company sought to reduce its vulnerability to a decrease in sales to any single customer by focusing its marketing on the identification and solicitation of new customers. As a result, the Company obtained approximately 240 new parts customers during fiscal 1995 and 242 new customers during fiscal 1996. In fiscal 1995, the Company instituted new compensation policies for its parts sales force. Pursuant to the new policies, all salesman are paid strictly on commission, sales to new customers are encouraged and commissions are not paid until accounts are collected. In addition, the Company has continued to decrease its exposure to more volatile international markets. Its domestic revenues as a percentage of total revenues has increased in each of the last four fiscal years, to approximately 85% in fiscal 1996 from 72% in fiscal 1995, 59% in fiscal 1994, and 40% in fiscal 1993.

    During fiscal 1996 and the first seven months of calendar year 1996, the Company's parts sales to ValuJet represented approximately 21% and 25%, respectively, of the Company's total revenues. On June 17, 1996, ValuJet entered into a consent decree with the FAA, pursuant to which ValuJet agreed to ground all its aircraft until it demonstrates compliance with specified safety and maintenance procedures. The Company also conducts business with other customers who provide services to ValuJet. Management cannot estimate the effect that the grounding of ValuJet has had or will have on sales to such other customers.

    The following table lists the Company's customers which, based upon net revenues, accounted for more than 10% of net revenues for fiscal 1995 and 1996:

Customer                      Net Revenues (000's)      Percentage of Total Net Revenues
- -------                       -------------------       ---------------------------------
1995:
- ----

Aeroservices Carabobo C.A.       $2,716                            10.9

Ajax Leasing Ltd.                 5,625                            22.5

1996:
- ----
ValuJet Airlines, Inc.            4,771                            20.6




         GEOGRAPHIC DISTRIBUTION OF CUSTOMERS. The Company sells aircraft and aircraft parts and leases aircraft to foreign and domestic customers. The footnotes to the Consolidated Financial Statements of the Company, which are set forth elsewhere in this Annual Report on Form 10-K, provide certain information with respect to the geographic areas in which the Company has derived revenue during the three fiscal years ended on May 31, 1996.

ADDITIONAL SERVICES

    AIRCRAFT AND ENGINE SALES AND LEASING. The Company has determined that its spare parts sales opportunities are enhanced by providing its existing and new customers with whole aircraft and engines through sale transactions. Such transactions allow the Company to expand its customer base for spare parts and to reduce the cost basis in its aircraft. The Company currently owns four aircraft. As of May 31, 1996, one of the aircraft was subject to a month-to-month operating lease. The Company expects to continue to broker sales of aircraft and engines when opportunities to do so arise.

    EXCHANGE TRANSACTIONS. An "exchange transaction" generally involves a high value/high turnover rotable part which an operator frequently replaces when performing aircraft maintenance. In an exchange transaction, a customer pays an exchange fee and returns a "core" unit to the Company within 14 days. A "core" unit is the same part which is being delivered to the customer by the Company, but in need of overhaul. The Company has the customer's core unit overhauled and bills the customer for the overhaul charges and retains the overhauled core unit in its inventory. The Company continues to emphasize exchange transactions because they are profitable and ensure that scarce parts remain in stock for future sales.

    BROKERED TRANSACTIONS. In a "brokered transaction" the Company fills a customer order for a part not held in the Company's inventory. The Company locates the part for the customer from another vendor and then resells the part to the customer. During fiscal 1996, brokered transactions accounted for approximately 13% of total revenues, as compared to approximately 19% of total revenues during fiscal 1995.

GOVERNMENT REGULATION

    The aviation industry is highly regulated in the United States by the FAA and in other countries by similar agencies. While the Company's business is not regulated, the aircraft spare parts which it sells to its customers must be accompanied by documentation that enables the customer to comply with applicable regulatory requirements. There can be no assurance that new and more stringent government regulations will not be adopted in the future or that any such new regulations, if enacted, would not have an adverse impact on the Company.

PRODUCT LIABILITY

    The Company's business exposes it to possible claims for personal injury or death which may result from the failure of an aircraft spare part sold by it.
In this regard, the Company maintains liability insurance in the amount of $10 million. While the Company maintains what it believes to be adequate liability insurance to protect it from such claims, and while no lawsuit has ever been filed against the Company based upon a products liability theory, no assurance can be given that claims will not arise in the future or that such insurance coverage will be adequate. Additionally, there can be no assurance that insurance coverages can be maintained in the future at an acceptable cost. Any such liability not covered by insurance could have a material adverse effect on the financial condition of the Company.

COMPETITION

    The aircraft spare parts redistribution market is highly fragmented. Customers in need of aircraft parts have access, through computer-generated inventory catalogues, to a broad array of suppliers, including aircraft manufacturers, airlines and aircraft service companies. The dominant companies in the aircraft parts aftermarket are AAR Corp., Aviation Sales Company and Banner Aerospace. These companies are larger than the Company and have greater financial resources. The Company also competes with numerous smaller, independent dealers, which generally participate in niche markets. The Company believes that none of its competitors account for a significant amount of the spare parts market for DC-8, DC-9 and MD-80 aircraft, the types of narrow-bodied aircraft in which the Company specializes. Competition in the redistribution market is generally based on price, availability and quality of product, including traceability.

EMPLOYEES

    As of August 15, 1996, the Company had approximately 25 employees. Of these, two are executive officers, six are sales personnel, seven are accounting, finance, data processing, and administrative personnel, one is a quality assurance specialist and the remainder are inventory and warehouse operations personnel. The Company is not a party to any collective bargaining agreement. The Company believes its relations with its employees are good.

ITEM 2.  PROPERTIES.

         The Company's executive offices and operations are located at 8095
N.W. 64th Street, Miami, Florida. On August 8, 1996, the Company entered into a contract to sell its corporate offices and adjacent warehouse. The Company anticipates that the sale of its property will be consummated in the second quarter of fiscal 1997, at which time the Company will relocate its facilities into leased space that has not yet been identified.

    The Company's property, as well as substantially all the other assets of the Company, are subject to the lien of holders of the Senior Notes and, following the consummation of the Restructuring, will be subject to a lien securing amounts advanced pursuant to the secured credit facility (the "Credit Facility") that the Company expects to enter into in connection with the Restructuring.

ITEM 3.  LEGAL PROCEEDINGS.

         The Company is not now a party to any litigation or other legal proceeding. The Company may become a defendant in legal proceedings in the ordinary course of business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matter was submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year covered by this Annual Report.

                                       PART II



ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS.


    The Company's Common Stock has been publicly traded since April 2, 1990. From April 2, 1990 through July 22, 1994, the Common Stock was listed and traded on the Nasdaq/National Market System under the symbol IASG. Effective July 22, 1994, the Nasdaq Qualifications Committee delisted the Company's Common Stock from quotation on the Nasdaq/National Market System. Since that time, the Common Stock has been traded through the National Quotation Bureau's National Daily Quotation Price Sheets (the "Pink Sheets"). The following table sets forth the high and low closing prices of the Common Stock for the fiscal periods indicated below as reported by Nasdaq/National Market System, prior to July 22, 1994, and the high and low bid quotations as reported by the National Quotation Bureau thereafter.

    1995 Fiscal Year                           High          Low
    ----------------                           ----          ---

    First Quarter (through July 22)         $ 15/16        $ 5/16
    First Quarter (from July 22)                3/8           1/4
    Second Quarter                              3/8          1/16
    Third Quarter                             13/32          1/32
    Fourth Quarter                              1/2          5/32

    1996 Fiscal Year                           High          Low
    ----------------                           ----          ---

    First Quarter                            $ 7/16        $ 9/32
    Second Quarter                             9/32          5/32
    Third Quarter                              3/16           1/8
    Fourth Quarter                             7/32           1/8

    At May 31, 1996, there were 105 holders of record of the Company's Common Stock and no holders of the Company's Preferred Stock.

    The Company has not paid dividends on the Common Stock. The Company's financial condition and the existence of defaults pursuant to the Senior Notes and the Convertible Debentures make it unlikely that the Company will be able to pay dividends on the Common Stock in the foreseeable future. If the Restructuring is consummated, covenants contained in the Credit Agreement will prohibit the Company from paying dividends on the Common Stock as long as indebtedness issued pursuant to the Credit Agreement remains outstanding.


ITEM 6.  SELECTED FINANCIAL DATA.

    The selected consolidated financial data presented below for, and as of the end of, each of the fiscal years in the five year period ended May 31, 1996 have been derived from the Company's audited consolidated financial statements. The consolidated financial statements of the Company as of May 31, 1995 and 1996 and for the three-year period ended May 31, 1996 and the accountant's reports thereon are included in Item 8 of this Form 10-K.



                                                             Year Ended May 31,
                                        ---------------------------------------------------------------
                                         1992          1993          1994          1995          1996
                                        -------       -------       -------       -------       -------
OPERATING DATA:                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales                               $26,527       $32,032       $16,747       $21,999       $21,410
Lease revenue                                --         1,473         1,986         2,984         1,795
                                         -------       -------       -------       -------       -------
    Total revenues                      $26,527       $33,505       $18,733       $24,983       $23,205
Cost of sales                            16,311        21,494        22,104        17,712        13,208
Selling, general and
    administrative expenses               5,281         6,469         6,943         4,358         3,922
Provision (recovery) for
    doubtful accounts                       374           493         1,488          (335)          464
Depreciation and
    amortization                            201         1,000         2,474         1,402         1,153
Losses of service center
    subsidiary                               --            --         1,923           676            --
                                         -------       -------       -------       -------       -------
Total operating expenses                 22,167        29,456        34,932        23,813        18,747
                                         -------       -------       -------       -------       -------
Income from continuing
    operations                            4,360         4,049       (16,199)        1,170         4,458
Interest expense                            871         2,569         2,953         2,564         2,192
Interest and other
    income, net                             (94)          (66)          (87)         (603)          (34)
Unusual and nonrecurring
    items                                    --            --            --          (177)           --
                                         -------       -------       -------       -------       -------
Earnings (loss) before
    income taxes, equity in
    loss of joint
    venture and extraordinary
     item                               $ 3,583       $ 1,546      $(19,065)       $ (614)      $ 2,300
Provision for income taxes
    (benefit)                             1,370           510        (2,476)           --            14
Equity in loss
    of joint venture                       (229)          (59)         (424)           --            --
Extraordinary loss on
    extinguishment of debt                   --            --          (363)           --            --
                                         -------       -------       -------       -------       -------
Net earnings (loss)                      $1,984          $977      $(17,376)        $(614)       $2,286
                                         -------       -------       -------       -------       -------
                                         -------       -------       -------       -------       -------



                                                     1992         1993            1994           1995           1996
                                                     ----         ----            ----           ----           ----
PER SHARE DATA:
Primary earnings (loss) per
common and common
equivalent share

    Earnings (loss) before                           $ 0.52         $ 0.22         $(4.21)        $(0.15)        $ 0.57
    extraordinary item

    Extraordinary item                                   --             --          (0.09)            --             --
                                                     ------         -------        -------        -------        ------

         Net earnings (loss)                         $ 0.52         $ 0.22        $ (4.30)       $ (0.15)        $ 0.57
                                                     ------         ------        --------       --------        ------
                                                     ------         ------        --------       --------        ------

Weighted average shares
outstanding used in primary
calculation                                        3,849,852      5,312,046      4,041,779      4,041,779      4,041,779
                                                   ---------      ---------      ---------      ---------      ---------
                                                   ---------      ---------      ---------      ---------      ---------

Fully-diluted earnings (loss) per
common and common
equivalent share

    Earnings (loss) before                           $ 0.52         $ 0.22        $ (4.21)       $ (0.15)        $ 0.47
    extraordinary item

    Extraordinary item                                   --             --          (0.09)            --             --
                                                      ------         ------        --------          ----         ------

         Net earnings (loss)                         $ 0.52         $ 0.22        $ (4.30)       $ (0.15)        $ 0.47
                                                      ------         ------        --------       --------        ------
                                                      ------         ------        --------       --------        ------

Weighted average shares
outstanding used in fully-diluted
calculation                                        3,849,852      5,312,046      4,041,779      4,041,779      6,541,779
                                                   ---------      ---------      ---------      ---------      ---------
                                                   ---------      ---------      ---------      ---------      ---------


                                                                                  At May 31,
                                                      -------------------------------------------------------------------
                                                     1992           1993          1994            1995          1996
                                                     ----           ----          ----            ----          ----

BALANCE SHEET DATA:

Working capital (deficit)                            $2,938        $17,088       $(18,312)      $(13,489)      $(10,841)

Total assets                                         20,303         35,709         25,553         14,511         16,132

Short-term debt                                       7,296          4,905          3,531          1,812          3,695

Long-term debt in
technical default
classified as current                                    --             --         22,157         18,083         14,042

Long-term debt                                          309         18,579            485            440            407

Stockholder's equity
  (deficit)                                           7,080          8,173         (9,088)        (9,702)        (7,416)


ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES

    THE RESTRUCTURING. As of August 15, 1996, the Company had entered into Standstill Agreements with holders of approximately 94.2% of the outstanding principal amount of the Senior Notes and had reached an agreement in principle with the single largest holder of the Convertible Debentures and Dabney/Resnick, Inc. ("D/R"), an investment banking and broker-dealer firm whose clients include a substantial number of holders of the Convertible Debentures, providing for the Restructuring. The Company expects that consummation of the Restructuring will result in the following:

    - A reduction of its indebtedness from approximately $18.1 million to approximately $8.1 million and reclassification of long-term debt from a current to a long-term obligation.

    - A capital structure that will permit the Company to implement its operating strategy.

    - Reduced debt service obligations and a resulting cash flow adequate to fund such obligations and operations.

    -    An improved operating income to fixed charge ratio.

    If the Restructuring is not consummated, the Company's highly leveraged financial position will result in the continuation of the defaults with respect to the Senior Notes and the Convertible Debentures and may result in a number of other serious financial and operational problems, including the following:
(i) the Company will experience a severe liquidity crisis; (ii) the Company will be unable to invest adequate capital in its business or maintain its current capital assets; (iii) the Company will have little, if any, ability to access capital markets; (iv) the Company's senior management will be required to spend an excessive amount of time and effort dealing with the Company's financial problems, instead of focusing on the operation of its business; (v) the Company may be unable to retain top managers and other key personnel and build the value of its business; (vi) the Company may lose business if customers become concerned about the Company's ability to supply quality replacement parts in a timely manner or to comply with applicable regulatory requirements; and
(vii) suppliers to the Company may stop providing supplies or may provide supplies only on shortened payment or cash terms. If these problems occur, the Company believes that the value of its business will deteriorate.

    Accordingly, if the Restructuring is not consummated, the Company will have little choice but to devise alternative actions. Considering the Company's limited financial resources and the existence of unwaived defaults with respect to the Senior Notes and the Convertible Debentures, there can be no assurance that the Company would succeed in formulating and consummating an acceptable alternative financial restructuring. In such case, the Company most likely would be forced to cease operations or to file for protection under Chapter 11
of the Bankruptcy Code.   In addition, because payment defaults currently exist
under the Senior Notes and Convertible Debentures, it is possible that creditors of the Company could file an involuntary petition seeking to place the Company in bankruptcy. There can be no assurance that a bankruptcy proceeding would result in a reorganization of the Company rather than a liquidation, or that any reorganization would be on terms as favorable to the holders of the Convertible Debentures, Senior Notes and Common Stock as the terms of the Restructuring. If a liquidation or a protracted reorganization were to occur, there is a risk that there would be no cash or property available for distribution to holders of the Convertible Debentures and the Common Stock and that the holders of Senior Notes would incur a significant discount on their claims.

    THE COMPANY'S CURRENT FINANCIAL CONDITION. At May 31, 1996, the Company's total long-term debt amounted to $18.1 million, consisting primarily of $7.7 million principal amount of the Senior Notes, $10.0 million principal amount of the Convertible Debentures and $.4 million principal amount of a mortgage loan secured by its corporate headquarters. The entire principal amount of the Senior Notes and the Convertible Debentures was classified as current at May 31, 1996, because of the existence of defaults under the governing documents. The Senior Notes, which were issued during fiscal 1993, bear interest at the fixed rate of 12% per annum, payable quarterly, and mature in 1997. The Convertible Debentures, which were issued during fiscal 1994, bear interest at the fixed rate of 8% per annum, payable quarterly, are convertible into shares of the Company's Common Stock at $4.00 per share and mature in 2003.

    On May 26, 1995, the Company received a notice of payment blockage from the Majority Noteholder. Citing a continuing Event of Default under the agreement governing the Senior Notes as a result of the Company's noncompliance with certain financial covenants, the Majority Noteholder demanded that the scheduled interest payment which would otherwise have been payable on May 31, 1995 to holders of the Convertible Debentures not be paid. As a result of the Company's receipt of the notice of payment blockage, the Company did not make its scheduled May 31, 1995 and August 31, 1995 interest payments due to holders of the Convertible Debentures, totaling $400,000. Pursuant to the terms of the Senior Notes, the Company was prohibited from making any other payments with respect to the Convertible Debentures prior to the expiration of the payment blockage period on November 22, 1995. Notwithstanding the expiration of the payment blockage period, the Company did not pay the November 30, 1995 and the February 29 and May 31, 1996 interest payments on the Convertible Debentures. The Company does not intend to resume making payments of interest on the Convertible Debentures.

    The Company did not make its scheduled July 17, 1995 principal payment on the Senior Notes in the approximate amount of $1.8 million. The Company cured the default in part by making a principal payment of $1.45 million on the Senior Notes on December 12, 1995. The Company made an additional principal payment of $.7 million on May 13, 1996, which cured such principal payment default and prepaid, without penalty, approximately $.35 million of the $4.1 million principal payment due on the Senior Notes on July 17, 1996. The Company did not make its July 17, 1996 principal payment on the Senior Notes, which was due in the amount of approximately $3.7 million, pending redemption of the Senior Notes in connection with the Restructuring. If the Restructuring is not consummated, the Company will be unable to make such principal payment, the only remaining principal payment on the Senior Notes due during the current fiscal year, and will continue to be unable to make interest payments on the Convertible Debentures for the remainder of the current fiscal year.

    The failure to make the interest payments to the holders of the Convertible Debentures and the principal payment to the holders of the Senior Notes due on July 17, 1996 referred to above constituted an Event of Default under the agreements governing the Senior Notes and Convertible Debentures. Further, the Company is in default in the observance of certain financial covenants applicable to the Senior Notes and the Convertible Debentures. If the Company remains in default under the terms of the Senior Notes and Convertible Debentures, the holders of such instruments could accelerate the debt, resulting in principal of $17.7 million becoming immediately due and payable. The Company would have no ability to repay such indebtedness if it were to be accelerated. The foregoing circumstances most likely would require the Company to cease operations or to file for protection under Chapter 11 of the Bankruptcy Code.
In addition, if the holders of any of the Company's Senior Notes or Convertible Debentures demand repayment or if the holders of the Senior Notes seek to realize upon the collateral securing the Senior Notes, there is a substantial likelihood that the Company will be forced to cease operations or to file for protection under Chapter 11 of the Bankruptcy Code.

    At May 31, 1996, the Company had a working capital deficit of $10.8 million and a current ratio of .5 to 1.0, compared to a working capital deficit of $13.5 million and a current ratio of .4 to 1.0 at May 31, 1995. The $2.7 million reduction in the working capital deficit was primarily the result of proceeds from the sale of certain aircraft (that were previously leased), being used to pay down current liabilities. This is reflected in the Company's cash flows which show cash flow provided by operating activities of approximately $2.1 million, but cash flows from financing activities using approximately $2.6 million.

    The Company does not have any bank lines of credit or other sources of liquidity beyond cash flows from operating activities due to profitable operations, if any, or further asset sales. However, the Company does not currently have any significant commitments for capital outlays. The Company has received a commitment from a major money-center bank for a Credit Facility consisting of (i) a revolving line of credit in an amount equal to the lesser of
(a) $11.0 million and (b) an amount based on the sum of eligible receivables plus eligible inventory and (ii) a term loan in an amount equal to the lesser of
(a) $3.0 million and (b) an amount based on a percentage of the liquidation value of aircraft approved by such bank owned by the Company. The Company expects to enter into the Credit Facility in connection with the Restructuring.

RESULTS OF OPERATIONS

    OVERVIEW.

    The following table sets forth percentage relationships of expense items to total revenues for the periods indicated:



                                                                    PERCENTAGE OF TOTAL REVENUES
                                                                         YEARS ENDED MAY 31,
                                                                         -------------------
                                                                    1994        1995        1996
                                                                    ----        ----        ----
Operating Data:

Net Sales                                                            89.4%       88.1%       92.3
Lease revenue                                                        10.6        11.9         7.7
                                                                     ----        ----         ---

    Total revenues                                                  100.0       100.0       100.0

Cost of sales                                                       118.0        70.9        56.9
Selling, general and administrative expenses                         37.1        17.4        16.9
Provision (recovery) for doubtful accounts                            7.9        (1.3)        2.0
Depreciation and amortization expense                                13.2         5.6         5.0
Losses of service center subsidiary                                  10.3         2.7          --
                                                                     ----        ----         ---
Total operating expenses                                            186.5        95.3        80.8
                                                                     ----        ----         ---
Income from operations                                              (86.5)        4.7        19.2
Interest expense                                                     15.8        10.3         9.4
Interest and other income, net                                        (.5)       (2.4)        (.1)
Unusual and nonrecurring items                                         -         (.7)          --
                                                                     ----         ---          --
Earnings (loss) before income taxes, equity in loss                (101.8)       (2.5)        9.9
 of joint venture and extraordinary item
Provision for income taxes (benefit)                                (13.2)         --         0.0
Equity in loss of joint venture                                      (2.3)         --          --
Extraordinary loss on extinguishment of debt                      (   1.9)         --          --
                                                                   ------          --          --
Net earnings (loss)                                               (  92.8)%    (  2.5)%       9.9%
                                                                  --------     -------        ---
                                                                  --------     -------        ---





    Inventories are valued at the lower of cost or market. The cost of aircraft spare parts purchased individually or in lots, as opposed to whole aircraft purchases, is determined on a specific identification basis. As of May 31, 1996, such parts represented approximately 83% of the inventory cost value. The cost of parts acquired through whole aircraft purchases is assigned to the pool of parts (the aircraft) based on the purchase price of the aircraft. As parts are sold from the pool, the amount of cost amortized is based upon the relationship of the cost basis of the pool to the estimated sales value of the pool. As parts sales take place, the costs are charged to cost of sales based on the estimated cost of sales percentage. As of May 31, 1996, such parts represented approximately 3% of the inventory cost value. The revenue estimates for the pool of parts (the aircraft) is determined by management based upon the individual sales values of all the parts in the pool. The revenue estimates are then projected by quarter over a five-year period beginning with the date on which management determines the aircraft is to be parted out. Management monitors its initial estimates and may make adjustments if warranted by market conditions. If the actual revenue exceeds the quarterly estimates, no amortization adjustment is required. The amortization schedule is established to write the pool of parts to zero over a five-year period even though there may be parts in the pool remaining for future sale after such period.

    Certain aircraft held for sale, which were previously leased, are accounted for as inventory. As of May 31, 1996, such aircraft represented approximately 14% of the inventory cost value.

    FISCAL 1996 COMPARED WITH FISCAL 1995.

    Net parts sales increased by 37% or $5.1 million, from $13.8 million in fiscal 1995 to $18.9 million in fiscal 1996. The increase in net parts sales is primarily attributable in part to the Company's sales to ValuJet Airlines, which sales amounted to $4.8 million in fiscal 1996 compared to $1.4 million in 1995. Additionally, an improved operating environment within the airline industry led to increased parts sales to new and existing customers. Aircraft sales decreased to $2.5 million in fiscal 1996, compared to $8.1 million in fiscal 1995. Aircraft sales are unpredictable transactions and may fluctuate significantly from year to year, dependent, in part, upon the Company's ability to purchase an aircraft at an attractive price and resell it within a relatively brief period of time, as well as the overall market for used aircraft. During fiscal 1996, the Company acquired one aircraft and sold three aircraft, as compared to fiscal 1995, during which the Company sold eight aircraft and acquired none. Lease revenue deceased to $1.8 million in fiscal 1996 from $3.0 million in fiscal 1995, as certain leases that were in existence during the prior year were terminated and not renewed (two of the aircraft under such terminated leases were sold during fiscal 1996). The increase in parts sales was insufficient to offset the decrease in aircraft sales and lease revenue and, as a result, total revenues for fiscal 1995 decreased 7% to $23.2 million from $25.0 million for fiscal 1995.

    Fiscal 1996 lease revenues include $139,000 in revenues arising from a fiscal 1995 transaction. During fiscal 1995, the Company accepted lease payments from a foreign customer in the customer's local currency because conversion restrictions precluded the customer from obtaining and paying U.S. dollars. Due to uncertainties regarding when and at what rate the local currency could be converted to U.S. dollars, the Company valued the local currency at an estimated value of $200,000 as of May 31, 1995 (included in cash), such amount being less than the then current U.S. equivalent amount at the official exchange rate. The Company subsequently was able to convert the funds to U.S. dollars in the amount of $339,000, resulting in a gain of $139,000, which is included in lease revenues during fiscal 1996.

    In addition, fiscal 1996 revenues were increased as a result of the settlement of certain disputes with a customer. Pursuant to the settlement, the customer paid the Company $660,000 and the Company canceled a note receivable from the customer. The Company also released all claims it had against the customer, which included, among other things, claims for the purchase price of parts purchased by the customer on open account or pursuant to a consignment arrangement. The customer released certain claims it had against the Company as part of the settlement. The transaction resulted in a net gain to the Company of approximately $345,000, consisting of the excess of cash received over the net carrying value of the note receivable and cost of inventory. The Company recorded as net sales the cost of the inventory plus the amount of the net gain.

    As noted above, the Company's net parts sales to ValuJet Airlines amounted to $4.8 million, or 21% of total revenues, and $1.4 million, or 6% of total revenues, during fiscal 1996 and 1995, respectively. On June 17, 1996, ValuJet Airlines entered into a consent decree with the FAA, pursuant to which ValuJet Airlines agreed to ground all of its aircraft until it demonstrates compliance with specified safety and maintenance procedures. Although ValuJet officials have publicly stated their intentions to resume operations in the near future, there can be no assurance that ValuJet will be able to do so. Further, the consent decree provides that ValuJet may operate no more than 15 aircraft when it initially resumes operations, which is less than half of its fleet. The failure of ValuJet Airlines to resume operations or eventually to resume operations to substantially the level conducted prior to the grounding could have a material adverse effect on the Company. The Company also conducts business with other customers who provide services to ValuJet Airlines. Management cannot estimate the effect that the grounding of ValuJet Airlines has had or will have on sales to such other customers.

    Cost of sales decreased 25.4% from $17.7 million in fiscal 1995 to $13.2 million in fiscal 1996, primarily as a result of lower sales. In addition, cost of sales as a percentage of total revenues also decreased from 70.9% to 56.9% respectively. The decrease in cost of sales as a percentage of total revenues from fiscal 1995 to fiscal 1996 was primarily due to higher margin aircraft sales in fiscal 1996 as compared to fiscal 1995. Cost of aircraft sales was 34.8% of total revenues in fiscal 1996 compared to 98.6% in fiscal 1995. The cost of aircraft sales during fiscal 1995 was in excess of normal levels as the result of the sale at cost of three DC-9 aircraft. Cost of parts sales as a percentage of total parts sales was 63.4% in fiscal 1996 compared to 66.0% in fiscal 1995.

    Selling, general and administrative expenses decreased $.5 million, amounting to $3.9 million, or 16.9% of total revenues in fiscal 1996, compared to $4.4 million, or 17.4% of total revenues in fiscal 1995, primarily as a result of the Company's ongoing cost reduction program.

    Provision (recovery) for doubtful accounts was $464,000 in fiscal 1996 compared to $(335,000) in fiscal 1995. During fiscal 1995, the Company, primarily through litigation, recovered approximately $700,000 of accounts receivable which had been written off or reserved during fiscal 1994. The recoveries were offset during fiscal 1995 by a provision for doubtful accounts of $350,000. During fiscal 1996, the Company instituted a policy whereby it records a provision of approximately 2% of total revenues for estimated future write-off's of accounts receivable. There were no other significant provisions or recoveries made during fiscal 1996.

    Depreciation and amortization were $1.2 million in fiscal 1996 compared to $1.4 million in fiscal 1995. Included in fiscal 1996 depreciation is a writedown of $190,000 to the Company's headquarters facility to reduce its cost to estimated market value. On August 8, 1996, the Company entered into a contract to sell its headquarters facility. The Company anticipates that the sale will be consummated in the second quarter of fiscal 1997. The net reduction from fiscal 1995 to fiscal 1996 was due primarily to a decrease in depreciation of aircraft held for lease, resulting from the sale of certain of the Company's aircraft which were previously held for lease during fiscal 1995.

    The Company incurred losses from its service center subsidiary of $676,000 in fiscal 1995. The amounts recorded relate to the Company's wholly owned subsidiary, International Airline Service Center, Inc., which ceased operations in fiscal 1995.

    Interest expense in fiscal 1996 was $2.2 million, compared to $2.6 million in fiscal 1995. The decrease in interest expense from fiscal 1995 to fiscal 1996 was due to a net reduction in total debt outstanding, to $18.1 million at May 31, 1996 compared to $20.3 million at May 31, 1995.

    Interest and other income for fiscal 1996 was $34,000, compared to $.6 million in fiscal 1995. Included in the fiscal 1995 amounts were several non-recurring transactions, including approximately $340,000 of interest income collected on notes receivable (such notes were retired during the first quarter of fiscal 1996), a $66,000 gain on the sale of certain land located in Kentucky, and approximately $120,000 received in connection with consulting and other services provided to an insurance company.

    During fiscal 1995, the Company incurred unusual and nonrecurring items of $177,000. Included in these unusual and nonrecurring items is an expense of $180,000 incurred in connection with the transactions between the Company and Richard R. Wellman and Lynda Wellman and an affiliate of the Wellmans, and a gain of $375,000 relating to settlement of litigation which had previously been accrued in an amount in excess of the settlement amount. There were no unusual and nonrecurring items in fiscal 1996.

    Although the Company had net operating loss carryforwards sufficient to offset income, during fiscal 1996 it recorded a provision for income taxes of $14,000. The Company has fully exhausted its carryback benefits and recorded a one hundred percent (100%) valuation allowance against the deferred tax asset for net operating loss carryforwards. The $14,000 provision recorded in fiscal 1996 relates to alternative minimum taxes and amendments of certain prior year state and federal tax returns.

    Net earnings during fiscal 1996 were $2,286,000, or $.57 per share, compared to a net loss of $614,000, or $.15 per share, during fiscal 1995. On a fully-diluted basis, earnings (loss) per share were $.47 and $(.15) per share during fiscal 1996 and 1995, respectively.

    FISCAL 1995 COMPARED WITH FISCAL 1994.

    Total revenues for fiscal 1995 increased 33.4% from total revenues for fiscal 1994, to $25.0 million from $18.7 million. The increase in total revenues is primarily attributable to an increase in aircraft sales, from $4.1 million in fiscal 1994 to $8.2 million in fiscal 1995. During fiscal 1995, the Company sold three DC-9 aircraft to a leasing company for $5.6 million pursuant to a contract entered into during fiscal 1994. Aircraft sales are unpredictable transactions and may fluctuate significantly from year to year, dependant, in part, upon the Company's ability to purchase an aircraft at an attractive price and resell it within a relatively brief period of time. Lease revenue increased to $3.0 million in fiscal 1995 from $2.0 million in fiscal 1994.

    Cost of sales decreased 19.9% from $22.1 million in fiscal 1994 to $17.7 million in fiscal 1995, while cost of sales as a percentage of revenues decreased from 118.0% in fiscal 1994 to 70.9% in fiscal 1995. During fiscal 1994, the Company recorded charges to cost of sales totaling $9.5 million for writedowns and valuation adjustments to certain parts inventory and aircraft, thus making a comparison of cost of sale percentages between fiscal 1994 and fiscal 1995 not meaningful. During fiscal 1995, the Company realized no profit on the $5.6 million sale of three DC-9 aircraft to a leasing company because the carrying value of such aircraft equaled the sales price. Excluding the $5.6 million from sales and cost of sales during fiscal 1995, the Company's cost of sales as a percentage of fiscal 1995 revenues was 60% compared to 64.0% and 61.2% in fiscal 1993 and 1992, respectively.

    Selling, general and administrative expenses ("SG&A") for fiscal 1995 decreased 37.2% to $4.4 million in fiscal 1995 compared to $6.9 million in fiscal 1994. As a percentage of revenues, SG&A expense was 17.4% in fiscal 1995 compared to 37.1% in fiscal 1994. The reduction in SG&A expense of $2.6 million from fiscal 1994 to fiscal 1995 was due to several factors, including reductions in the number of management personnel and ongoing efforts to reduce operating costs. Payroll and commission costs were $1.3 million in fiscal 1995 compared to $2.2 million in fiscal 1994. Travel and entertainment costs were $261,000 in fiscal 1995 compared to $610,000 in fiscal 1994. Additionally, in the fourth quarter of fiscal 1994 the Company accrued a charge of $825,000 in connection with an unfavorable judgment arising from a lawsuit relating to commissions owed on the sale of an aircraft in 1989.

    Provision (recovery) for doubtful accounts was $(335,000) in fiscal 1995 compared to $1.5 million in fiscal 1994. During fiscal 1995, the Company, primarily through litigation, recovered approximately $700,000 of accounts receivable that had been written off or reserved during fiscal 1994. The recoveries were offset during fiscal 1995 by a provision for doubtful accounts of $350,000. During fiscal 1994, the Company wrote off approximately $900,000 of accounts receivable which were determined to be uncollectible, and reserved additional funds for accounts that may not be collectible.

    Depreciation and amortization was $1.4 million in fiscal 1995 compared to $2.5 million in fiscal 1994. The net reduction from 1994 to 1995 was due primarily to a decrease in depreciation of aircraft held for lease, as several of the Company's aircraft that were being depreciated in fiscal 1994 were sold either during the latter part of fiscal 1994 or during fiscal 1995.

    Loss of service center subsidiary was approximately $.7 million in fiscal 1995 compared to a loss of $1.9 million in fiscal 1994.

    Interest expense for fiscal 1995 was $2.6 million compared to $3.0 million in fiscal 1994. The decrease in interest expense is due to a net reduction in total debt outstanding, from $26.2 million at May 31, 1994 to $20.3 million at May 31, 1995. During fiscal 1995, the Company repaid $4.7 million of the principal due on the Senior Notes.

    Interest and other income was $.6 million in fiscal 1995 compared to $88,000 in fiscal 1994. Included in interest and other income during fiscal 1995 is approximately $340,000 interest income collected on notes receivable, a $66,000 gain on the sale of certain land located in Kentucky, and approximately $120,000 received in connection with consulting and other services provided to an insurance company.

    Included in unusual and non-recurring items in fiscal 1995 is an expense of $180,000 incurred in connection with the transactions between the Company and Richard R. Wellman and Lynda Wellman and an affiliate of the Wellmans and a gain of $375,000 relating to settlement of litigation which had previously been accrued in an amount in excess of the settlement amount.

    Net loss was $614,000, or $.15 per share during fiscal 1995, compared to a net loss during fiscal 1994 of $17.4 million, or loss per share before extraordinary item of $4.21, loss per share for extraordinary item of $.09 per share, and total loss per share of $4.30.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The following table sets forth the names, ages and positions of the executive officers and directors of the Company as of May 31, 1996. A summary of the background and experience of each of these individuals is set forth following the table.

 Name                     Age   Position Held                   Director Since
 ----                     ---   -------------                   --------------
 Alexius A. Dyer III(1)   40    Chairman of the Board,               1992
                                President and Chief Executive
                                Officer
 Kyle R. Kirkland (2)(3)  34    Director                             1992

 E. James                 50    Director                             1991
 Mueller(1)(2)(3)

- ----------
(1)  Member of Executive Committee
(2)  Member of Audit Committee
(3)  Member of Compensation Committee


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

     KYLE R. KIRKLAND has been a director of the Company since July 1992. Mr. Kirkland was appointed to the Board in connection with the Company's issuance of the Senior Notes. Mr. Kirkland has served as the President of Kirkland Messina, Inc., an investment banking firm, since March 1994. Mr. Kirkland was employed as Senior Vice President of D/R from June 1991 until February 1994. Dabney acted as the placement agent for the Senior Notes and the Convertible Debentures. Mr. Kirkland was employed as an investment banker with Canyon Partners, Inc. and with Drexel Burnham Lambert, Inc. from March 1990 through June 1991 and from July 1988 through March 1990, respectively. Mr. Kirkland is also a director of Steinway Musical Instruments, Inc.

     E. JAMES MUELLER has been a director of the Company since 1991. Mr. Mueller has been a principal with J.M. Associates, Inc., a business development consulting firm, since January 1992. From June 1978 through December 1991, Mr. Mueller was the Vice President of Sales/Marketing of Air Cargo Associates, Inc., a Connecticut airline charter brokerage/sales corporation. The Company has entered into a commission agreement with J.M. Associates, Inc., pursuant to which J.M. Associates, Inc. is compensated for originating transactions for the Company.

COMMITTEES OF THE BOARD

     The Compensation Committee of the Board of Directors reviews all aspects of compensation of executive officers of the Company and makes recommendations on such matters to the full Board of Directors. The Compensation Committee was created by action of the Board of Directors after the end of the 1992 fiscal year. During the fiscal year ended May 31, 1996, the Compensation Committee met two times.

     The Audit Committee makes recommendations to the Board concerning the selection of outside auditors, reviews the financial statements of the Company and considers such other matters in relation to the internal and external audit of the financial affairs of the Company as may be necessary or appropriate in order to facilitate accurate and timely financial reporting. The Audit Committee also reviews proposals for major transactions. During the fiscal year ended
May 31, 1996, the Audit Committee met one time.

     The Board of Directors also created an Executive Committee after the end of the Company's 1992 fiscal year. During the fiscal year ended May 31, 1996, the Executive Committee did not meet.

     The Company does not maintain a standing nominating committee or other committee performing similar functions.

     During the fiscal year ended May 31, 1996, the Board of Directors of the Company met on five occasions. Each of the directors attended in excess of 75% of the meetings of the Board of Directors and 75% of all meetings held by all committees of the Board on which he served.

ITEM 11.  EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION

     The following sets forth certain information regarding the aggregate cash compensation paid to or earned by the Company's Chief Executive Officer, Mr. Alexius A. Dyer III, during fiscal 1994, 1995 and 1996. At May 31, 1996, Mr. Dyer was the sole executive officer of the Company.

                           SUMMARY COMPENSATION TABLE


                                        Annual Compensation          Long Term Compensation Awards
                                        -------------------          -----------------------------
Name and Principal Position    Year     Salary ($)     Bonus ($)          Options/SARs (#)
- ---------------------------    ----     ----------     ---------          ----------------

Alexius A. Dyer III            1996        135,000        80,000(1)                    --
President and Chief            1995        133,108            --                  107,000
Executive Officer              1994        108,865        20,000                       --

- ----------



(1) Mr. Dyer's 1996 bonus consists of $80,000 paid to him upon execution of his employment agreement and an additional amount to be earned by him pursuant to the terms of his employment agreement and to be determined by the Compensation Committee.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
AND FISCAL YEAR END OPTION/SAR VALUE


     Shown below is information with respect to all unexercised options to purchase the Company's Common Stock granted to Mr. Alexius A. Dyer, III, the Company's sole executive officer at May 31, 1996, through the end of the fiscal 1996 under the Company's option plans. No options were granted or exercised during fiscal 1996. At May 31, 1996, the exercise price of all such unexercised options exceeded the market value of the underlying Common Stock.

                                   Number of Unexercised Options of
                                                FY-End
          Name                         Exercisable/Unexercisable
          ----                         -------------------------

Alexius A. Dyer III(1)                     174,667/33,333(2)

- ----------


(1) All options granted under the prior stock option plan will be canceled in connection with the Restructuring.

(2) Includes 66,667 shares of Common Stock that may be acquired pursuant to the vested portion of a Stock Purchase Warrant granted to Mr. Dyer on October 15, 1993. The exercise price is $3.00 per share.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The members of the Compensation Committee, Messrs. Kyle R. Kirkland and E. James Mueller, have never been employees of the Company. No interlocks existed and no insiders participated in the Compensation Committee's deliberations or decisions regarding fiscal year 1996 salaries.

COMPENSATION OF DIRECTORS

     The non-employee members of the Company's Board of Directors received a $25,000 fee for their service on the Board during fiscal 1996 pursuant to a Director's Compensation Plan that was adopted during fiscal 1995. During fiscal 1995, the non-employee members of the Company's Board of Directors received a $25,000 fee for their service on the Board during fiscal 1995 pursuant to the Director's Compensation Plan. During fiscal 1994, non-employee members of the Board of Directors received options to purchase 15,000 shares of Common Stock upon their appointment or election to the Board. Such grants vest in increments of 5,000 shares per year. Additional grants of 15,000 shares are made upon election to the Board after all previous grants have vested. These additional grants also vest in 5,000 share increments. The exercise price of all grants is the fair market value of the Common Stock at the date of grant. All options granted under the prior stock option plan will be canceled in connection with the Restructuring. Directors are also reimbursed for expenses incurred in connection with the attendance of Board meetings.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

PRINCIPAL STOCKHOLDERS AND STOCKHOLDINGS OF MANAGEMENT

     The following table sets forth certain information regarding each person known to the Company who may be considered a beneficial owner of more than 5% of the outstanding shares of the Company's Common Stock as of May 31, 1996:


                                                 Shares            Percentage of
 Name of Beneficial Owner                  Beneficially Owned    Outstanding Shares
 ------------------------                  ------------------    ------------------
 LYNDA WELLMAN(1)                                1,999,700                 49.48
 RICHARD R. WELLMAN(1)
 7540 Loch Ness Drive
 Miami Lakes, Florida  33014

 SUNLIFE INSURANCE COMPANY OF AMERICA(2)           514,865                  12.74
 11601 Wilshire Boulevard, 12th Floor
 Los Angeles, California 90025-1748


- ----------

(1) For purposes of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), Mr. and Mrs. Wellman are deemed to be the beneficial owners of the Common Stock owned by the other. Mr. and Mrs. Wellman executed an irrevocable proxy, in connection with their resignation of their positions with the Company on January 31, 1995, authorizing the Board of Directors of the Company to vote 1,980,000 shares of the Company's Common Stock owned by the Wellmans. The Wellmans affirmed the proxy in October 1995. The proxy expires in January 1997.

(2) Sun Life Insurance Company of America ("Sun Life"), a subsidiary of SunAmerica Corporation ("SunAmerica"), is the registered owner of exercisable warrants to purchase 514,865 shares of the Company's Common Stock at an exercise price of $5.3875. Sun Life acquired the warrants in connection with its purchase of Senior Notes. Under the Exchange Act, SunAmerica may be deemed the beneficial owner of the shares that may be acquired upon exercise of such warrants.

The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of May 31, 1996 by the Company's Chief Executive Officer, who is the only officer of the Company whose salary exceeds $100,000, and each of the Company's directors and by all directors and executive officers as a group:

                                                       Shares
Name of Beneficial Owner or Identity Group(1)        Beneficially      Percentage of
- ---------------------------------------------           Owned       Outstanding Shares
                                                        -----       ------------------
                                                                       >
Alexius A. Dyer III                                   175,667(2)                 4.32
E. James Mueller                                       15,000(3)                 *
Kyle R. Kirkland                                      107,237(4)                 2.65
All Directors and Executive Officers
     as a Group (3 persons)                           297,904                    7.37


- ----------

*    Less than one percent of the shares of Common Stock outstanding.

(1) The address for each person listed in this table is c/o International Airline Support Group, Inc., 8095 N.W. 64th Street, Miami, Florida 33166.

(2) Includes 107,000 shares of Common Stock that may be obtained by Mr. Dyer upon exercise by him of options granted to him pursuant to the Employee Stock Option Plan and 67,667 shares of Common Stock that may be acquired pursuant to the vested portion of a Stock Purchase Warrant granted to Mr. Dyer on October 15, 1993. The exercise prices for the options and warrants are $.19 and $3.00 per share, respectively. The options will be cancelled as part of the Restructuring and new options will be granted.

(3) Represents shares that may be obtained by Mr. Mueller upon exercise by him of options granted to him pursuant to the Non-Employee Directors Stock Option Plan. The exercise price is $4.625 per share. The options will be canceled as part of the Restructuring and new options will be granted.

(4) Represents shares that may be obtained by Mr. Kirkland upon exercise of options granted to him pursuant to the Non-Employee Directors Stock Option Plan and upon the exercise of warrants granted to him as an officer of the placement agent for the Senior Notes. The exercise prices for the options and warrants are $5.125 and $5.3875 per share, respectively. The options will be canceled as part of the Restructuring and new options will be granted.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The Company has engaged Kirkland Messina, Inc., an investment banking firm, to act as the exclusive financial advisor and agent to the Company in connection with the origination of the Credit Agreement. Mr. Kyle R. Kirkland, a director of the Company, is an executive officer of Kirkland Messina, Inc. Kirkland Messina, Inc. will receive customary compensation for its services pursuant to such engagement. During fiscal 1996, the Company paid commissions totaling $85,000 to J.M. Associates, Inc., a company controlled by E. James Mueller, a director of the Company. Under the terms of a commission agreement, J.M. Associates, Inc. is entitled to 3-4% of revenues originated by Mr. Mueller.

                                     PART IV
ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.




 (A)      FINANCIAL STATEMENTS                             PAGE OR METHOD OF FILING

     (1)  Index to Consolidated Financial Statements       Page F-1

     (2)  Report of Grant Thornton LLP                     Page F-2

     (3)  Consolidated Financial Statements and Notes to   Page F-3
          Consolidated Financial Statements of the
          Company, including Consolidated Balance Sheets
          as of May 31, 1995 and 1996 and related
          Consolidated Statements of Operations,
          Consolidated Cash Flows and Consolidated
          Stockholders' Equity (Deficit) for each of the
          years in the three-year period ended May 31,
          1996


 (B)      FINANCIAL STATEMENTS SCHEDULES                   PAGE OR METHOD OF FILING

     (1)  Report of Grant Thornton LLP as to            Included in the report
          Consolidated Financial Statement
          Schedules for  listed in (a)(2) below
          fiscal years ended May 31, 1996, 1995
          and 1994

     (2)  Schedule II.  Valuation and Qualifying Accounts  Page S-1



Schedules not listed above and columns within certain Schedules have been omitted because of the absence of conditions under which they are required or because the required material information is included in the Consolidated Financial Statements or Notes to the Consolidated Financial Statements included herein.

     (c)  EXHIBITS


 Exhibit
 Number   Description                        Page Number or Method of Filing
 ------   -----------                        -------------------------------

 2.1.1    Form of Standstill Agreement       Incorporated by reference to
          dated July 8, 1996 among the       Exhibit 2.1.1 to the Company's
          Registrant and the holders of      Registration Statement on Form
          the Registrant's 12% Senior        S-4 (File No. 333-08065), filed
          Secured Notes due 1997 who are     on July 12, 1996.
          signatories thereto.

 2.1.2    Form of Standstill Agreement       Filed herewith.
          dated July 11, 1996 among the
          Registrant and the holders of
          the Registrant's 12% Senior
          Secured Notes due 1997 who are
          signatories thereto.

 Exhibit
 Number   Description                        Page Number or Method of Filing
 ------   -----------                        -------------------------------


 2.2      Form of Warrant Agreement          Incorporated by reference to
          Amendment No. 1, dated as of       Exhibit 2.2 to the Company's
          July 9, 1996, among the            Registration Statement on Form
          Registrant and the holders of      S-4 (File No. 333-08065), filed
          the Warrants, dated July 17,       on July 12, 1996.
          1992, who are signatories
          thereto.

 2.3      Letter, dated June 7, 1996, from   Incorporated by reference to
          BNY Financial Corporation to the   Exhibit 2.3 to the Company's
          Registrant with attached Term      Registration Statement on Form
          Sheet.                             S-4 (File No. 333-08065), filed
                                             on July 12, 1996.

 3.1      Certificate of Incorporation of    Incorporated by reference to
          the Registrant.                    Exhibit 3.1 to the Company's
                                             Annual Report on Form 10-K for
                                             the fiscal year ended May 31,
                                             1993 (the "1993 Form 10-K").

 3.2      Restated and Amended Bylaws of     Incorporated by reference to
          the Registrant.                    Exhibit 3.2 of the 1993 Form
                                             10-K.

 3.3      Proposed Form of Amended and       Incorporated by reference to
          Restated Certificate of            Appendix A to the Proxy
          Incorporation of the Registrant.   Statement/Prospectus included in
                                             the Company's Registration
                                             Statement on Form S-4 (File No.
                                             333-08065), filed on July 12,
                                             1996.

 3.4      Proposed form of Amended and       Incorporated by reference to
          Restated Bylaws of the             Exhibit 3.4 to the Company's
          Registrant.                        Registration Statement on Form
                                             S-4 (File No. 333-08065), filed
                                             on July 12, 1996.

 4.1      Specimen Common Stock              Incorporated by reference to
          Certificate.                       Exhibit 4.1 to the 1993 Form
                                             10-K.

 4.2      Form of Warrant issued to          Incorporated by reference to
          holders of Senior Notes.           Exhibit 4-A to the Company's Form
                                             8-K dated July 17, 1992 (the
                                             "July 1992 Form 8-K").

 4.3      Form of 8% Convertible             Incorporated by reference to
          Subordinated Debentures due        Exhibit 4.3 to the 1993 Form
          August 31, 2003.                   10-K.

 Exhibit
 Number   Description                        Page Number or Method of Filing
 ------   -----------                        -------------------------------

 4.4      Form of 12% Senior Secured         Incorporated by reference to
          Notes.                             Exhibit 4.4 to the Company's
                                             Registration Statement on Form
                                             S-4 (File No. 333-08065), filed
                                             on July 12, 1996.

 10.1.1   Employment Agreement, dated as     Incorporated by reference to
          of December 1, 1995, between the   Exhibit 10.1.1 to the Company's
          Registrant and Alexius A. Dyer     Registration Statement on Form
          III.                               S-4 (File No. 333-08065), filed
                                             on July 12, 1996.

 10.2.1   Employee Stock Option Plan.        Incorporated by reference to
                                             Exhibit 10.2.1. to the 1993
                                             Form 10-K.

 10.2.2   Non-Employee Director Stock        Incorporated by reference to
          Option Plan.                       Exhibit 10.2.2 to the 1993
                                             Form 10-K.

 10.2.3   401(k) Plan.                       Incorporated by reference to
                                             Exhibit 10-H to the Company's
                                             Annual Report in Form 10-K for
                                             the fiscal year ended May 31,
                                             1992 (the "1992 Form 10-K").

 10.2.4   Bonus Plan.                        Incorporated by reference to
                                             Exhibit 10.2.4 to the 1992
                                             Form 10-K.

 10.2.5   Cafeteria Plan.                    Incorporated by reference to
                                             Exhibit 10.2.5 of the 1993
                                             Form 10-K.

 10.2.6   Proposed Form of 1996 Long-Term    Incorporated by reference to
          Incentive and Share Award Plan.    Appendix B to the Proxy
                                             Statement/Prospectus included in
                                             the Company's Registration
                                             Statement on Form S-4 (File No.
                                             333-08065), filed on July 12,
                                             1996.

 10.3.1   Form of Securities Purchase        Incorporated by reference to
          Agreement dated as of July 17,     Exhibit 10-A to the Registrant's
          1992 among Registrant and the      July 1992 Form 8-K.
          Purchasers listed therein, as
          amended.

 10.3.2   Consent, Amendment and Waiver      Incorporated by reference to
          dated as of September 8, 1993      Exhibit 10.9.2 to the 1993
          among Registrant and the parties   Form 10-K.
          listed therein.

 Exhibit
 Number   Description                        Page Number or Method of Filing
 ------   -----------                        -------------------------------

 10.4     Representative Indemnity           Incorporated by reference to
          Agreement between Registrant and   Exhibit 10.12 to the 1993
          its Directors and Executive        Form 10-K.
          Officers.

 10.5.1   Securities Purchase Agreement      Incorporated by reference to
          dated as of September 8, 1993      Exhibit 10.13 to the 1993
          among Registrant and the           Form 10-K.
          Purchasers listed therein.

 10.6     Form of Registration Rights        Incorporated by reference to
          Agreement dated as of September    Exhibit 10.14 to the 1993
          8, 1993, among Registrant and      Form 10-K.
          the Purchasers listed therein.

 10.7     Settlement Stipulation, dated      Incorporated by reference to
          January 31, 1995, among Admark     Exhibit 10.7.3 to the Company's
          International, Ltd., Plaintiff     Annual Report in Form 10-K for
          and Norville Trading Company       the fiscal year ended May 31,
          Ltd., International Airline        1995 (the "1995 Form 10-K").
          Support Group, Inc., and Richard

 10.8     Purchase Agreement, dated          Incorporated by reference to
          January 1995, among                Exhibit 10.1 to the Company's
          International Airline Support      Form 10-Q/A for the quarter ended
          Group, Inc., Richard R. Wellman,   August 31, 1994.
          Lynda Wellman, and Custom Air
          Holdings, Inc., including as an
          exhibit the "General Proxy"
          executed by Richard R. Wellman
          and Lynda Wellman.

 10.10    Assignment and Assumption          Incorporated by reference to
          Agreement, dated January 31,       Exhibit 10.2 to the Registrant's
          1995, between International        Form 10-Q/A for the quarter ended
          Airline Service Center, Inc. and   August 31, 1994.
          Express One International, Inc.

 10.11    Notice of Payment Blockage,        Incorporated by reference to
          dated May 25, 1995.                Exhibit 10.11 to the 1995
                                             Form 10-K.

 10.12    Form of Engagement Letter dated    Incorporated by reference to
          February 16, 1996, between the     Exhibit 10.12 to the Company's
          Registrant and Kirkland Messina,   Registration Statement on Form
          Inc. (filed herewith).             S-4 (File No. 333-08065), filed
                                             on July 12, 1996.

 10.13    Form of Depositary Agreement       Filed herewith.
          between the Registrant and First
          Union National Bank of North
          Carolina.

 10.14    Commission Agreement dated          Filed herewith.
          December 1, 1995 between the
          Registrant and J.M. Associates,
          Inc.

 11       Statement regarding computation    Filed herewith.
          of per share earnings


 21       Subsidiaries                       Filed herewith.

 27       Financial Data Schedule            Filed herewith.

 Exhibit
 Number   Description                        Page Number or Method of Filing
 ------   -----------                        -------------------------------

 99.1     Form of Consent and Letter of      Incorporated by reference to
          Transmittal for the Registrant's   Exhibit 99.1 to the Company's
          8% Convertible Subordinated        Registration Statement on Form
          Debentures due August 31, 2003.    S-4 (File No. 333-08065), filed
                                             on July 12, 1996.

 99.2     Form of Notice of Guaranteed       Incorporated by reference to
          Delivery for the Registrant's 8%   Exhibit 99.2 to the Company's
          Convertible Subordinated           Registration Statement on Form
          Debentures due August 31, 2003.    S-4 (File No. 333-08065), filed
                                             on July 12, 1996.

 99.3     Form of Proxy with respect to      Incorporated by reference to
          the solicitation of the holders    Exhibit 99.3  to the Company's
          of the Registrant's Common         Registration Statement on Form
          Stock.                             S-4 (File No. 333-08065), filed
                                             on July 12, 1996.

     (d)  REPORTS ON FORM 8-K.

          The Company did not file a Current Report on Form 8-K during the last quarter of the fiscal year covered by this Annual Report.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized this 16th day of August, 1996.


                              International Airline Support Group, Inc., a Delaware corporation


                         By:  /s/ Alexius A. Dyer III
                              -----------------------------------------
                              Alexius A. Dyer III
                              President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature
- ---------                     Title                           Date
                              -----                           ----

/s/ Alexius A. Dyer III       President and Director          August 16, 1996
- --------------------------    (Principal Executive Officer)
Alexius A. Dyer III

/s/ George Murnane III        Executive Vice President        August 16, 1996
- --------------------------    and Chief Financial Officer
George Murnane III            (Principal Financial Officer)

/s/ Robert K. Norris          Vice President-Finance          August 16, 1996
- --------------------------    (Principal Accounting Officer)
Robert K. Norris

/s/ Kyle R. Kirkland          Director                        August 16, 1996
- --------------------------
Kyle R. Kirkland

/s/ E. James Mueller          Director                        August 16, 1996
- --------------------------
E. James Mueller

              INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES
                            INDEX TO FINANCIAL STATEMENTS


                                                                           Page
                                                                           ----

Report of independent certified public accountants . . . . . . . . . . . . F-2

Consolidated balance sheets as of May 31, 1995 and 1996. . . . . . . . . . F-3

Consolidated statements of operations for the years ended May 31,
    1994, 1995 and 1996. . . . . . . . . . . . . . . . . . . . . . . . . . F-4

Consolidated statements of stockholders' equity (deficit) for the years ended May 31, 1994, 1995 and 1996. . . . . . . . . . . . . . . . . . . F-5

Consolidated statements of cash flows for the years ended May 31,
    1994, 1995 and 1996. . . . . . . . . . . . . . . . . . . . . . . . . . F-6

Notes to consolidated financial statements . . . . . . . . . . . . . . . . F-7

                        REPORT OF INDEPENDENT CERTIFIED
                              PUBLIC ACCOUNTANTS


The Board of Directors and Stockholders
International Airline Support Group, Inc.

We have audited the accompanying consolidated balance sheets of International Airline Support Group, Inc. and Subsidiaries as of May 31, 1995 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended May 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above, present fairly, in all material respects, the consolidated financial position of International Airline Support Group, Inc. and Subsidiaries as of May 31, 1995 and 1996 and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended May 31, 1996, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B, the Company is in default under its debt agreements which could result in the lenders demanding payment under the Company's long-term debt agreements, raising substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have also audited Schedule II of International Airline Support Group, Inc. and Subsidiaries for each of the three years in the period ended May 31, 1996. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

GRANT THORNTON LLP

Miami, Florida
July 12, 1996

          INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                              MAY 31, 1995 AND 1996


                                    ASSETS

                                                                                 1995            1996
                                                                                 ----            ----

Current assets
   Cash and cash equivalents (Note A)                                         $  848,331      $  940,274
   Accounts receivable, net of allowance for doubtful accounts
    of approximately $619,000 in 1995 and $735,000 in 1996                     2,592,463       2,014,691
   Notes receivable                                                              313,490               -
   Inventories (Notes A, C and D)                                              6,497,270       9,277,315
   Deferred tax benefit - current, net of valuation allowance
    of $1,146,000 in 1995 and $960,000 in 1996 (Note F)                                -               -
   Other current assets                                                           31,480          68,798

                                                                             -----------     -----------
             Total current assets                                             10,283,034      12,301,078

Property and equipment (Notes A, D, E and R)
   Land                                                                          330,457               -
   Aircraft held for lease                                                     3,289,613       2,974,760
   Building and leasehold improvements                                           715,772          36,815
   Machinery and equipment                                                       940,948         972,507
                                                                             -----------     -----------
                                                                               5,276,790       3,984,082
   Less accumulated depreciation                                               1,980,927       2,051,620
   Land and building held for sale, net                                                -         750,000
                                                                             -----------     -----------
            Property and equipment, net                                        3,295,863       2,682,462
                                                                             -----------     -----------
Other assets
   Deferred debt costs, net (Note A)                                             931,932         762,431
   Deferred tax benefit, net of valuation allowance of
    $3,894,000 in 1995 and $3,011,000 in 1996 (Note F)                                 -               -
   Deferred restructuring fees                                                         -         334,860
   Deposits and other assets                                                           -          51,500
                                                                             -----------     -----------
                                                                                 931,932       1,148,791
                                                                             -----------     -----------

                                                                             $14,510,829     $16,132,331
                                                                             -----------     -----------
                                                                             -----------     -----------

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
   Current maturities of long-term obligations (Note D)                       $ 1,812,040     $ 3,695,108
   Long-term obligations in default classified as current (Notes B and D)      18,083,334      14,041,667
   Accounts payable                                                             1,650,078       2,171,496
   Accrued expenses (Note O)                                                    2,226,900       3,233,231
                                                                              -----------     -----------
            Total current liabilities                                          23,772,352      23,141,502

Long-term obligations, less current maturities (Notes B and D)                    440,377         406,760

Commitments and contingencies (Notes E, M and P)                                        -               -

Stockholders' equity (deficit) (Notes G and H)
   Preferred Stock - $.001 par value; authorized 500,000 shares;
    0 shares outstanding in 1995 and 1996.                                              -               -
   Common stock - $.001 par value; authorized 20,000,000 shares;
    issued and outstanding  4,041,779 shares in 1995 and 1996.                      4,042           4,042
   Additional paid-in capital                                                   2,654,332       2,654,332
   Accumulated deficit                                                        (12,360,274)    (10,074,305)
                                                                              -----------     -----------
           Total stockholders' deficit                                         (9,701,900)     (7,415,931)
                                                                              -----------     -----------

                                                                              $14,510,829     $16,132,331
                                                                              -----------     -----------
                                                                              -----------     -----------


The accompanying notes are an integral part of these statements.

              INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES

                            CONSOLIDATED STATEMENTS OF OPERATIONS

                           YEARS ENDED MAY 31, 1994, 1995 AND 1996


                                                            1994                1995                1996
                                                       -------------       ------------        -------------
Revenues
    Net sales                                           $ 16,746,932        $ 21,998,869        $ 21,410,201
    Lease revenue                                          1,986,450           2,984,218           1,794,768
                                                       -------------       -------------       -------------
            Total revenues                                18,733,382          24,983,087          23,204,969

Cost of sales (Note N)                                    22,104,131          17,712,427          13,207,671
Selling, general and administrative
 expenses (Notes N and O)                                  6,943,147           4,358,119           3,921,795
Provision (recovery) for doubtful accounts                 1,487,969            (334,571)            464,099
Depreciation and amortization                              2,475,071           1,400,832           1,153,477
Losses of service center subsidiary (Note Q)               1,922,086             675,860                   -
                                                       -------------       -------------       -------------
            Total operating costs                         34,932,404          23,812,667          18,747,042
                                                       -------------       -------------       -------------

            Income (loss) from operations                (16,199,022)          1,170,420           4,457,927

Interest expense                                           2,953,220           2,564,318           2,191,968
Interest and other income                                    (87,600)           (602,943)            (34,058)
Unusual and nonrecurring items (Note P)                            -            (177,115)                  -
                                                       -------------       -------------       -------------
            Earnings (loss) before income taxes,
             equity in loss of joint venture, and
             extraordinary item                          (19,064,642)           (613,840)          2,300,017

Provision for income taxes (benefit) (Note F)             (2,475,185)                  -              14,048
                                                       -------------       -------------       -------------
            Earnings (loss) before equity in loss of
             joint venture and extraordinary item        (16,589,457)           (613,840)          2,285,969

Equity in loss of joint venture (Note J)                    (423,224)                  -                   -
                                                       -------------       -------------       -------------

            Earnings (loss) before extraordinary item    (17,012,681)           (613,840)          2,285,969

Extraordinary loss on the extinguishment of debt
 (Note D)                                                   (363,022)                  -                   -
                                                       -------------       -------------       -------------
            Net earnings (loss)                        $ (17,375,703)        $  (613,840)       $  2,285,969
                                                       -------------       -------------       -------------
                                                       -------------       -------------       -------------

Per share data:
    Primary earnings (loss) per common and common
     equivalent share
        Earnings (loss) before extraordinary item          $  (4.21)             $  (.15)             $  .57
        Extraordinary item                                     (.09)                   -                   -
                                                           ---------           ---------            --------
            Net earnings (loss)                            $  (4.30)             $  (.15)             $  .57
                                                           ---------           ---------            --------
                                                           ---------           ---------            --------
    Weighted average shares outstanding used in
     primary calculation                                  4,041,779            4,041,779           4,041,779
                                                       -------------       -------------       -------------
                                                       -------------       -------------       -------------


    Fully-diluted earnings (loss) per common and
     common equivalent share
        Earnings (loss) before extraordinary item           $ (4.21)             $  (.15)             $  .47
        Extraordinary item                                     (.09)                   -                   -
                                                           ---------           ---------            --------
            Net earnings (loss)                             $ (4.30)             $  (.15)             $  .47
                                                           ---------           ---------            --------
                                                           ---------           ---------            --------

    Weighted average shares outstanding used in
     fully-diluted calculation                            4,041,779            4,041,779           6,541,779
                                                       -------------       -------------       -------------
                                                       -------------       -------------       -------------



The accompanying notes are an integral part of these statements.

        INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                   Common Stock
                                            -------------------------          Additional         Retained
                                             Number of           Par            Paid-In           Earnings
                                               Shares           Value           Capital           (Deficit)            Total
                                            -----------       --------       -------------     --------------    -------------
Balance at June 1, 1993                       4,009,112       $  4,009        $  2,540,030      $   5,629,269     $  8,173,308
Issuance of common stock                         32,667             33             114,302                  -          114,335
Net loss                                              -              -                   -        (17,375,703)     (17,375,703)
                                            -----------       --------       -------------     --------------    -------------
Balance at May 31, 1994                       4,041,779          4,042           2,654,332        (11,746,434)      (9,088,060)
Net loss                                              -              -                   -           (613,840)        (613,840)
                                            -----------       --------       -------------     --------------    -------------
Balance at May 31, 1995                       4,041,779          4,042           2,654,332        (12,360,274)      (9,701,900)
Net earnings                                          -              -                   -          2,285,969        2,285,969
                                            -----------       --------       -------------     --------------    -------------
Balance at May 31, 1996                       4,041,779       $  4,042        $  2,654,332      $ (10,074,305)    $ (7,415,931)
                                            -----------       --------       -------------     --------------    -------------
                                            -----------       --------       -------------     --------------    -------------


The accompanying notes are an integral part of these financial statements.

           INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     YEARS ENDED MAY 31, 1994, 1995 AND 1996

                                                                            1994                1995               1996
                                                                        ------------        -----------        -----------

Cash flows from operating activities:
    Net earnings (loss)                                               $  (17,375,703)      $   (613,840)      $  2,285,969
    Adjustments to reconcile net earnings (loss) to net cash
     provided by (used in) operating activities:
        Depreciation and amortization                                      2,865,610          1,693,301          1,372,979
        Depreciation - service center                                        284,452            196,322                  -
        Gain on sale of aircraft held for lease                                    -                  -           (864,795)
        Gain on Express One transaction                                            -            (70,631)                 -
        Loss on Wellman transaction                                                -             33,575                  -
        (Increase) decrease in deferred tax benefit                           69,000            (23,696)                 -
        Equity in loss of  joint venture                                     423,224                  -                  -
        Decrease (increase) in accounts receivable                           (83,108)         1,224,560            577,770
        Decrease in notes receivable                                         800,000            806,510            313,490
        Decrease (increase) in income tax refund                          (1,930,000)         1,930,000                  -
        (Increase) decrease in inventories                                 8,243,147          4,910,834         (3,030,045)
        (Increase) decrease in other current assets                          981,557            154,271            (37,318)
        (Increase) decrease in other assets                                 (112,999)           178,322            (51,500)
        Increase (decrease) in accounts payable and accrued expenses       5,012,896         (4,591,430)         1,527,750
        (Decrease) in income taxes payable                                  (211,666)                 -                  -
                                                                        ------------        -----------        -----------
            Net cash provided by (used in) operating activities           (1,033,590)         5,828,098          2,094,300


Cash flows from investing activities:
    Proceeds from maturity of restricted certificates of deposit             356,115                  -                  -
    Capital expenditures                                                  (3,635,919)          (135,936)          (875,281)
    Proceeds from sale of aircraft held for lease                          1,000,000                  -          1,450,000
                                                                        ------------        -----------        -----------
            Net cash provided by (used in) investing activities           (2,279,804)          (135,936)           574,719

Cash flows from financing activities:
    Net payments under line of credit                                     (1,000,000)                 -                  -
    Borrowings under notes and leases                                     10,000,000                  -                  -
    Increase in deferred restructuring costs                                       -                  -           (334,860)
    Increase in deferred debt costs                                         (341,326)                 -            (50,000)
    Repayments of debt obligations                                        (5,760,432)        (4,939,621)        (2,192,216)
                                                                        ------------        -----------        -----------
            Net cash (used in) provided by financing activities            2,898,242         (4,939,621)        (2,577,076)
                                                                        ------------        -----------        -----------
Net increase (decrease) in cash and cash equivalents                        (415,152)           752,541             91,943
Cash and cash equivalents at beginning of period                             510,942             95,790            848,331
                                                                        ------------        -----------        -----------
Cash and cash equivalents at end of period                              $     95,790        $   848,331        $   940,274
                                                                        ------------        -----------        -----------
                                                                        ------------        -----------        -----------

Supplemental disclosures of cash flow information (Note K):
    Cash paid during the year for:
        Interest                                                        $  2,736,233        $ 2,167,279        $ 1,206,028
                                                                        ------------        -----------        -----------
                                                                        ------------        -----------        -----------
        Income taxes                                                    $          -        $         -        $    36,910
                                                                        ------------        -----------        -----------
                                                                        ------------        -----------        -----------


The accompanying notes are an integral part of these statements.

          INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        MAY 31, 1994, 1995 AND 1996

NOTE A - DESCRIPTION OF COMPANY BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

  International Airline Support Group, Inc. and Subsidiaries (the "Company") is primarily engaged in the sale of aircraft, aircraft parts, leasing of aircraft and related services. Since its inception in 1982, the Company has become a primary source of replacement parts for widely operated aircraft models which are no longer in production such as the McDonnell Douglas DC-8 and DC-9. The Company supplies parts to over 500 customers worldwide. The Company previously was engaged in other activities through the Company's wholly-owned subsidiary, International Airline Service Center, Inc. ("Service Center"), which was an FAA certified repair facility engaged in the performance of maintenance checks required by the FAA on narrow body aircraft (see Note Q). The Company's other wholly-owned subsidiary, Brent Aviation, Inc. d/b/a Custom Air Transport was previously engaged in the flight operation of cargo aircraft (see Note P).

  a) Consolidation

  The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation. Investments in nonconsolidated entities are reported on the equity method.

  b) Cash and Cash Equivalents

  The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. Included as cash equivalents at May 31, 1996 is $1,100,000 in certificates of deposit with a stated maturity of seven days.

  Cash balances in financial institution accounts are secured by the Federal Deposit Insurance Corporation ("FDIC") for amounts up to $100,000, per customer. At May 31, 1996, the Company's uninsured cash balances approximated $1,472,000.

  c) Inventories

  Inventories are stated at the lower of cost or market. The cost of aircraft parts is determined on a specific identification basis for those parts purchased individually or in lots where specific identification is practical. For parts acquired through whole aircraft purchases, the costs are assigned to pools which are amortized as part sales take place. The amortization is based upon the actual sales, except in any periods where sales are lower than expected, the estimated sales per the initial sales projection are used (which has a maximum life of 5 years). The amount of cost amortized is based upon the gross profit percentage as calculated from the estimated sales value of the parts. The sales value estimates are monitored by management, and adjusted periodically as necessary. Certain aircraft, which were previously leased have been classified as held for sale and are included in inventory.

  At May 31, 1995 and 1996, approximately 80% and 97%, respectively, of the ending inventory (including aircraft held for sale) was costed under the specific identification method, and the remaining 20% and 3%, respectively, was costed under the pooling method.

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

                       MAY 31, 1994, 1995 AND 1996


NOTE A - DESCRIPTION OF COMPANY BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
         - Continued

  e) Deferred Debt Costs

  Deferred debt costs principally relate to the costs associated with obtaining the Company's Senior Secured Notes and Convertible Subordinated Debentures. These costs are being amortized using the interest method over the life of the respective debt issue. Accumulated amortization at May 31, 1995 and 1996, was approximately $1,094,000 and $1,307,000, respectively.

  f) Earnings Per Share

  Primary earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding and common stock equivalents. Stock options and warrants are considered common stock equivalents unless their inclusion would be anti-dilutive. For the purpose of computing common stock equivalents for stock options and warrants, the modified treasury stock method was not used as the effect would be antidilutive. The Company's Convertible Subordinated Debentures ("Debentures") are not considered common stock equivalents for the purpose of computing primary earnings per share as the effective yield on the securities exceeded 66-2/3% of the average Aa corporate bond rate at the time of issuance.


  Fully diluted earnings (loss) per shares is computed for 1996 as if the Debentures were converted into common stock as of the beginning of the period (see Note D). Stock options and warrants are not considered common stock equivalents for the purpose of computing fully diluted earnings
  (loss) per share as the effect would be antidilutive under the modified treasury stock method. The Debentures and stock options and warrants are not considered common stock equivalents in fiscal years 1994 and 1995 due to the net losses for those periods.

  g) Revenue Recognition

  Revenue from the sale of parts is recognized when products are shipped to the customer. Revenue from the sale of aircraft is recognized when all consideration has been received and the buyer has taken delivery and acceptance of the aircraft. Lease revenue is recognized on an accrual basis, unless collectibility is uncertain.

  h) Employee Benefit Plan

  In fiscal 1992, the Company established a contributory 401(K) plan. The plan is a defined contribution plan covering all eligible employees of the Company, to which the Company makes certain discretionary matching contributions based upon the level of its employees' contributions. The amount charged to earnings in fiscal 1994, 1995 and 1996 were insignificant. The Company does not provide any health or other benefits to retirees.

  i) Stock Options

  Options granted under the Company's Stock Option Plans are accounted for under APB 25, "Accounting for Stock Issued to Employees," and related interpretations. In November 1995, the Financial Accounting Standards Board issued Statement 123, "Accounting for Stock-Based Compensation," which will require additional proforma disclosures for companies that will continue to account for employee stock options under the intrinsic value method specified in APB 25. The Company plans to continue to apply APB 25 and the only effect of adopting Statement 123 in fiscal 1997 will be the new disclosure requirement.

          INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES

                       MAY 31, 1994, 1995 AND 1996


NOTE A - DESCRIPTION OF COMPANY BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
          - Continued

  j) Fair Value of Financial Instruments

  The carrying value of cash and cash equivalents, trade receivables, and accounts payable approximate fair value due to the short term maturities of these instruments.

  k) Reclassifications

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

  m) Management Estimates

  The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at May 31, 1995 and 1996 and revenues and expenses during the periods then ended. The actual outcome of the estimates could differ from these estimates made in the preparation of the financial statements.

  n) Land and Building Held for Sale

  The land and building (the "property") held for sale represents the Company's corporate offices and adjacent warehouse located in Miami, Florida. Subsequent to May 31, 1996, the Company entered into a contract to sell the property, with an expected sales date in November 1996. As of May 31, 1995 and 1996, the net book value of the property was approximately $963,000 and $750,000, respectively. As of May 31, 1996, the property was written down to its market value, less estimated selling expenses. Included in depreciation expense for the year ended May 31, 1996 is approximately $190,000 relating to this write down.

NOTE B - GOING CONCERN

  Primarily as a result of the net losses experienced in fiscal 1994 and 1995, and the classification of certain debt obligations as current, the Company has a significant deficit in working capital and stockholders' equity. Currently, the Company is not in compliance with certain financial and other covenants under the loan agreements relating to the 12% Senior Secured Notes ("Notes"), issued July 1992, and the 8% Convertible Subordinated Debentures ("Debentures"), issued September 1993 (see Long-Term Obligations Note D). The Notes are secured by substantially all of the assets of the Company and the Debentures are subordinated in right of payment to the Notes.

  Excluding amounts scheduled to be repaid in fiscal 1997 under the terms of the agreements, $14,041,667 is subject to accelerated maturity and, as such, has been classified as a current liability in the Consolidated Balance Sheets at May 31, 1996. The Company has presented a restructuring proposal to the holders of the Notes and the Debentures which is described in a Registration Statement filed on Form S-4 filed by the Company with the Securities and Exchange Commission on July 12, 1996 (see Note R). However, there can be no assurance that the Company will be able to consummate a restructuring of its indebtedness. If the lenders were to accelerate maturity, the Company would not have sufficient funds to repay the debt obligations.

          INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES

                       MAY 31, 1994, 1995 AND 1996

NOTE B - GOING CONCERN - Continued

  As a result of the above factors, there exists substantial doubt about the Company's ability to continue in existence.

NOTE C - INVENTORY

  Inventories at May 31, 1995 and 1996 consisted of the following:

                                          1995          1996
                                      -----------   -----------

      Aircraft parts                  $ 4,063,352   $ 7,938,049
      Aircraft available for sale       2,433,918     1,339,266
                                      -----------   -----------
                                      $ 6,497,270   $ 9,277,315
                                      -----------   -----------
                                      -----------   -----------
NOTE D - LONG-TERM OBLIGATIONS

  Long-term obligations at May 31, 1995 and 1996 consisted of the following:

                                                      1995          1996
                                                  -----------   -----------

     12% Senior Secured Notes                     $ 9,850,000   $ 7,700,000

     8% Convertible Subordinated Debentures        10,000,000    10,000,000

     Mortgage note payable to bank                    455,420       429,260

     Notes payable due in equal monthly
      installments through October  1997,
      bearing interest at 9.5% to 11.5%
      collateralized by equipment                      16,363         8,000

     Capitalized lease obligations (Note E)            13,968         6,275
                                                  -----------    ----------

                                                   20,335,751    18,143,535

     Less:  Current maturities and long-term
             obligations in default classified
             as current                            19,895,374    17,736,775
                                                  -----------    ----------

                                                  $   440,377    $  406,760
                                                  -----------    ----------
                                                  -----------    ----------

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

  In connection with this extinguishment, the Company recorded as an extraordinary item the loss on retirement of debt. Such costs included a 6% prepayment penalty as well as that portion of the deferred debt issuance costs associated with the Notes retired. In May 1996, the Company prepaid, without penalty $383,334 of the amount due in July 1996. The notes are secured by substantially all the assets of the Company. Warrants to purchase 1,093,528 shares of common stock were issued to the Noteholders at an exercise price of $5.38. The warrants have a five year term and carry restrictions regarding exercise and registration of the underlying shares. The security purchase agreement contains restrictive covenants requiring the Company to maintain a minimum net worth as well as certain financial ratios, restricts dividends and limits capital expenditures, indebtedness, liens, certain business activities and inventory purchases. The Company is in default of the loan agreement.

          INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES

                       MAY 31, 1994, 1995 AND 1996

NOTE D - LONG-TERM OBLIGATIONS - Continued

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

  In May 1995, the Company received a notice of payment blockage from the holder of a majority of the Notes. The payment blockage prevented the Company from any scheduled interest payment on the Debentures, through November 1995. Irrespective of the payment blockage, the Company has not made any of the scheduled interest payments on the Debentures since February 1995. Included in the May 31, 1995 and 1996, financial statements is $200,000 and $1,000,000 representing accrued interest on the Debentures.

  In September 1992, the Company entered into a promissory note and mortgage and security agreement with a bank. The promissory note is payable in equal monthly installments of $2,180 plus interest through September 1997 when the remaining balance is due. The note has an interest rate of 1% above the bank's prime rate. The note is secured by a first mortgage on the land and building in Miami, Florida (see Note A). This property also has a junior mortgage in favor the holders of the notes.

  The scheduled maturities of long-term obligations in each of the next five years subsequent to May 31, 1996 are as follows: 1997 - $3,695,108, 1998 - $4,448,426, 1999 - $0, 2000 - $0, 2001 -$0 and thereafter $10,000,000.
  However, the Company is in default under the terms of the securities purchase agreement for the Notes and the Debentures. If the holders were to demand repayment, $14,041,667, which is scheduled to be paid subsequent to May 31, 1997, would be due immediately.

NOTE E - LEASES

  The Company conducts a portion of its operations utilizing leased equipment which has been capitalized. Following is a schedule of future minimum rental payments under capital leases together with the present value of future minimum rentals as of May 31, 1996.

        Future minimum lease payments                         $ 7,890
        Less amount representing interest                       1,615
                                                              -------
        Present value of  future minimum lease payments         6,275
        Current maturities                                      5,092
                                                              -------

        Long term obligations under capital leases             $1,183
                                                              -------
                                                              -------

  Capitalized equipment leases are accounted for and amortized as company-owned equipment. The following is a schedule of leased equipment under capital leases:

                                                 1995          1996
                                             ----------    ----------

        Equipment                            $  298,279    $  298,279
        Less:  Accumulated amortization         279,863       292,244
                                             ----------    ----------

                                             $   18,416    $    6,035
                                             ----------    ----------
                                             ----------    ----------

          INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES

                       MAY 31, 1994, 1995 AND 1996

NOTE E - LEASES - Continued

  The Company leased warehouse and hangar facilities as well as certain equipment under long-term operating lease agreements. Rental expense under these leases for the years ended May 31, 1994, 1995 and 1996 was approximately $242,000, $220,000 and $53,000, respectively. At May 31, 1996, there are no future minimum payments on non-cancellable operating leases.

  The Company currently leases an aircraft to a customer under a month to month operating lease. In addition to minimum base rentals, the lease agreement requires additional rent based upon aircraft usage. The net investment in aircraft held for or leased to customers was $2,210,202 and $1,849,143 at May 31, 1995 and 1996, respectively.

NOTE F - INCOME TAXES

  The provision for income taxes for the years ended May 31, 1994, 1995 and 1996 is as follows:

                                   1994            1995            1996
                              -------------      ---------      ----------
      Current provision:
        Federal               $ (2,544,185)      $       -      $   14,048
        State                            -               -               -
                              ------------       ---------      ----------
                                (2,544,185)              -          14,048
      Deferred provision            69,000               -               -
                              ------------       ---------      ----------
                              $ (2,475,185)      $       -      $   14,048
                              ------------       ---------      ----------
                              ------------       ---------      ----------

  The tax effect of the Company's temporary differences and carryforwards is as follows:

                                                                  1995             1996
                                                             -------------     -------------
       Deferred tax (benefits) - current:
         Reserve for overhaul costs                          $   (545,000)     $   (332,000)
         Bad debt reserve                                        (233,000)         (276,000)
         Inventory capitalization                                (188,000)         (145,000)
         Accrued payroll                                          (37,000)                -
         Accrued legal settlement costs                          (116,000)           (1,000)
         Accrued vacation                                         (16,000)          (15,000)
         Accrued - other                                          (11,000)           (4,000)
         Accrued repair costs                                           -          (187,000)
                                                             ------------      ------------

                                                             $ (1,146,000)     $   (960,000)
                                                             ------------      ------------
                                                             ------------      ------------

                                                                   1995              1996
                                                             ------------      -------------

       Deferred tax liabilities (benefits) - non-current:
         Depreciation                                        $    226,000      $    (17,000)
         Aircraft - capitalized maintenance                        36,000            36,000
         Restructuring charges                                   (702,000)         (160,000)
         Accrued interest income                                 (106,000)                -
         Net operating loss carryforward - federal             (2,941,000)       (2,467,000)
         Net operating loss carryforward - state                 (277,000)         (260,000)
         Minimum tax credit - federal                            (122,000)         (135,000)
         Other, net                                                (8,000)           (8,000)
                                                             ------------      ------------

                                                             $ (3,894,000)     $ (3,011,000)
                                                             ------------      ------------
                                                             ------------      ------------


          INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES

                       MAY 31, 1994, 1995 AND 1996

NOTE F - INCOME TAXES - Continued

  The Company has recorded valuation allowances equal to the amount of the deferred tax benefits at May 31, 1995 and 1996. The valuation allowance has decreased by $1,069,000 in fiscal 1996.

  The following table summarizes the differences between the Company's effective tax rate and the statutory federal rate as follows:

                                                         1994     1995    1996
                                                         ----     ----    ----

      Statutory federal rate                            (34.0)%  (34.0)%  34.0%
      Operating losses with no current tax benefit       19.6     34.0     -.
      Tax benefit from net operating loss carryforward    -.       -.    (33.4)
                                                        ------   ------  ------

      Effective tax rate                                (14.4)%    -.      0.6%
                                                        ------   ------  ------
                                                        ------   ------  ------


  The Company has net operating loss carryforwards for federal and state purposes of approximately $7.3 and $7.2 million, respectively. The net operating losses will expire at various points through the year 2010. The Company has a federal minimum tax credit carryover of approximately $135,000 which may be utilized in future years to the extent that the regular tax liability exceeds the alternative minimum tax. Certain provisions of the tax law may limit the net operating loss and credit carryforwards available for use in any given year in the event of a significant change in ownership interest.

NOTE G - COMMON AND PREFERRED STOCK

  In July 1993, the Company amended the Articles of Incorporation to authorize the issuance of up to 500,000 shares of preferred stock. No such stock has been issued.

  In June 1993, the Company issued 32,667 shares of common stock to an individual in exchange for certain aircraft parts included in the Company's inventory.

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


                                             Number of Shares
                                --------------------------------------------
                                 Reserved       Outstanding       Available
                                ----------     -------------     -----------
      Balance June 1, 1994        315,000         150,500          164,500
      Granted                           -         265,000         (265,000)
      Expired                           -         (54,000)          54,000
      Canceled                          -         (66,500)          66,500
                                ---------      ----------         --------

      Balance May 31, 1995        315,000         295,000           20,000
      Granted                           -               -                -
      Expired                           -               -                -
      Canceled                          -         (25,500)          25,500
                                ---------      ----------         --------

      Balance May 31, 1996        315,000         269,500           45,500
                                ---------      ----------         --------
                                ---------      ----------         --------

          INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES

                       MAY 31, 1994, 1995 AND 1996

NOTE H - STOCK OPTIONS - Continued



  Effective in December 1994, the outstanding employee stock options were canceled and new options were issued through an Incentive Stock Option Agreement. Options were granted to purchase 265,000 shares at an exercise price of $.19, which equaled the fair market value of the Company's stock on the effective date of the grant. All options granted were fully vested at May 31, 1995, and expire in December 1999. Included in the above table are options granted to directors to purchase 30,000 shares at exercise prices ranging from $4.625 to $4.875 per share.

  In April 1992, the Company granted a lender options to purchase 100,000 and 50,000 shares with exercise prices of $4.875 and $4.625, respectively. The options expire in October 1996.

  In connection with the settlement of a legal dispute arising from a loan to the Company, in April 1992, the Company issued an option to the lender to purchase 200,000 shares at $3.25 per share, which approximated the market price on the date of the grant.

NOTE I - SALES TO MAJOR CUSTOMERS/FOREIGN AND DOMESTIC

  The Company sells aircraft and aircraft parts, and leases aircraft to foreign and domestic customers. Most of the Company's sales take place on an unsecured basis, and a majority of the sales are to aircraft operators.

  The information with respect to sales and lease revenue, by geographic area, is presented in the table below for the years ended May 31, 1994, 1995 and 1996.

                                                 (IN THOUSANDS)

                                          1994        1995        1996
                                       ---------   ---------   ----------

          United States                $  10,978   $  18,048   $  19,800
          Africa and Middle East           4,636       1,204         623
          Europe                             374       1,350         177
          Latin America                    2,178       4,347       2,454
          Canada                             558          34           -
          Asia                                 9           -         151
                                       ---------   ---------   ---------
                                       $  18,733   $  24,983   $  23,205
                                       ---------   ---------   ---------
                                       ---------   ---------   ---------

  The Company had part sales to a domestic customer which accounted for approximately 21% of net sales in fiscal 1996 and less than 10% of net sales in fiscal 1995. The Company did not have any sales to this customer in fiscal 1994. However, this customer has been the subject of intense scrutiny by the FAA since the crash of one of its aircraft in early May 1996. On June 17, 1996, the customer entered into a consent decree with the FAA. Pursuant to the consent decree, the customer agreed to ground all of its aircraft until it demonstrates compliance with specified safety and maintenance
  procedures.  The customer has not yet resumed operations.    Additionally,
  the Company has customers which in turn do business with this customer.
  There is no way to estimate the sales volumes to these other customers which may also be impacted by the aforementioned events. No other customer accounted for more than 10% of the Company's sales in fiscal 1996.

                                                                    (continued)

          INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES

                       MAY 31, 1994, 1995 AND 1996



NOTE I - SALES TO MAJOR CUSTOMERS/FOREIGN AND DOMESTIC - Continued

  The Company had sales to a Venezuelan customer which accounted for approximately 11% of net sales in fiscal 1995 and less than 10% in fiscal year 1994. Additionally, the Company sold 3 aircraft to a United States customer which represented 23% of net sales in fiscal 1995. The Company did not have any sales to this customer in previous fiscal years. The Company had sales to one African customer which accounted for less than 10% of net sales during the years ended May 31, 1996 and 1995, and 10% of net sales during the year ended May 31, 1994.

  The Company's allowance for doubtful accounts is based on management's estimates of the creditworthiness of its customers, and, in the opinion of management is believed to be set in an amount sufficient to respond to normal business conditions. Should such conditions deteriorate or any major credit customer default on its obligations to the Company, this allowance may need to be increased which may have an adverse impact upon the Company's earnings.

NOTE J - INVESTMENT IN UNCONSOLIDATED JOINT VENTURE

  The Company had a 50% interest in A.P. Number 1, Inc., a joint venture corporation created to purchase, sell and lease aircraft and engines. In fiscal 1993, the Company advanced $5,000 and executed as co-maker, together with the Company's Joint Venture partner, a promissory note for $2,900,000 due October 31, 1993. The promissory note was also signed as co-maker by the then Chairman of the Company personally. The proceeds of the loan were advanced to the joint venture without any specific terms regarding repayment of principal or payment of interest, and the funds were used to purchase three aircraft.

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

  The net change in inventory in fiscal 1995 and 1996, as derived from the change in balance sheet amounts, has been adjusted for the following items:


                                                                  1995            1996
                                                              -------------   -----------

    Net increase (decrease) in inventory                      $ (2,222,504)   $ 2,780,045
    Write-down of aircraft                                               -        250,000
    Transfer of aircraft from held for lease to inventory       (2,688,330)             -
                                                              ------------    -----------

         Cash flow impact from change in inventory            $ (4,910,834)   $ 3,030,045
                                                              ------------    -----------
                                                              ------------    -----------


  In fiscal 1994, the Company issued 32,667 shares of common stock in exchange for certain inventory.

            INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES

                         MAY 31, 1994, 1995 AND 1996

NOTE L - RELATED PARTY TRANSACTIONS

  During the year ended May 31, 1994, the Company sold an aircraft for $400,000 to a business partner of an outside director of the Company based upon management's best estimate of the aircraft's fair market value. The Company recorded a loss of approximately $106,000 on this transaction.

  In fiscal 1994, the Company paid approximately $54,000 to a director under a consulting agreement which originated in fiscal 1993. In 1994, the consulting agreement was terminated and a commission agreement was entered into. This consulting agreement, which originated in fiscal 1993, was terminated in 1994, and a commission agreement was entered into. Under the commission agreement, the director is entitled to 3-4% of revenues generated from sales to customers brought in by the director. In fiscal 1995 and 1996, the Company paid commissions of approximately $33,000 and $85,000, respectively.

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

  In fiscal 1994, the Company rented a condominium unit from an entity controlled by an officer/director. Total rent paid in fiscal 1994 was approximately $9,000.

NOTE M - FOURTH QUARTER ADJUSTMENTS

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

  The Company recorded a fourth quarter adjustment in 1996 in the amount of approximately $385,000 which related to capitalizing the costs incurred as a result of the planned restructuring (see Note R). Approximately $306,000 of these costs were expensed in the first three quarters of fiscal 1996.

NOTE N - COST OF SALES

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

                                                                     (continued)

            INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES

                         MAY 31, 1994, 1995 AND 1996

NOTE N - COST OF SALES - Continued

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

NOTE O - ACCRUED LIABILITIES

  Accrued liabilities consist of the following items:

                                              1995             1996
                                           ----------      ----------
  Customer deposits                        $  426,453     $   367,669
  Accrued repair costs                        224,406         187,157
  Accrued legal costs                          60,000               -
  Accrued interest                            399,030       1,165,468
  Accrued payroll                             282,834         399,886
  Accrued property taxes                        2,730          31,144
  Accrued commissions                         159,536         167,741
  Reserve for repair of leased aircraft       570,940         480,308
  Other                                       100,971         433,858
                                           ----------      ----------
                                           $2,226,900      $3,233,231
                                           ----------      ----------
                                           ----------      ----------

NOTE P - WELLMAN TRANSACTION

  In January 1995, the Company entered into an agreement with the former President and former Secretary of the Company whereby the Company transferred all of the outstanding stock of Brent Aviation, a wholly-owned subsidiary, to an affiliate of the former employees. In addition, the Company also transferred certain spare parts, components, inventory and equipment for B-727 series aircraft, and a McDonnell Douglas DC-4 aircraft. In consideration, the Company received $230,000 and agreed to lease a B-727 to the affiliate on a month-to-month basis.

  In addition, the employees resigned from all positions as officers or directors, granted a proxy to the Company enabling the Company's directors to vote 1.98 million shares of common stock held by the employees for a period of two years, and agreed not to compete or interfere with any of the businesses of the Company and its remaining subsidiaries for a period of two years. The Company further agreed to pay the former Secretary one year's salary as severance. As of May 31, 1995, $95,000 of the accrued severance was unpaid and was recorded in accrued liabilities. In fiscal 1996, this liability was paid in full. The Company also agreed to terminate its leasehold interest in a facility located at Grayson County, Texas Airport, allowing Brent Aviation to lease such facility for its operations.

NOTE Q - DISPOSAL OF SERVICE CENTER OPERATIONS


  In June 1994, the Company's Board of Directors unanimously voted to cease operations and to sell or otherwise dispose of the Company's wholly-owned subsidiary, International Airline Service Center, Inc. ("IASC"), which was an FAA certified repair facility engaged in the performance of maintenance check required by the FAA on narrow body aircraft, following the sale of certain of the Company's aircraft being serviced under contract by IASC.


                                                                     (continued)
                                     F-17

            INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES

                         MAY 31, 1994, 1995 AND 1996

NOTE Q - DISPOSAL OF SERVICE CENTER OPERATIONS - Continued

  During the third quarter of 1995, IASC fulfilled its obligations to service the aircraft and ceased operations. On January 31, 1995, IASC entered into an agreement with a third party, pursuant to which IASC assigned its interest in a certain equipment lease with a net book value of $826,965 at May 31, 1995, to the third party, and the third party assumed IASC's interests and obligations under such lease. IASC's interest in the lease as of May 31, 1995 was $897,596. Thus a gain of $70,631 was recognized as a result of the transaction. Pursuant to the transaction, IASC disposed of substantially all of its operating assets.

  As of May 31, 1995, IASC had an insignificant amount of assets and liabilities recorded on its books.

NOTE R - SUBSEQUENT EVENTS

  Subsequent to May 31, 1996, the Company entered into a contact to sell its premises in Miami, Florida for $850,000 in cash, less applicable selling costs. As the premises were written down to the estimated net realizable value as of May 31, 1996, no gain or loss is expected to be recognized upon completion on this transaction. The write down is included in depreciation expense in fiscal 1996.

  On July 12, 1996, the Company announced that it did not intend to pay the scheduled $3.7 million principal installment due on the Notes on July 17, 1996, pending redemption of the Senior Notes in connection with a restructuring of its indebtedness. The debt restructuring is described in a Registration Statement on Form S-4 filed by the Company with the Securities and Exchange Commission, also on July 12, 1996. Pursuant to the proposed restructuring, the Company would offer to exchange (the "Exchange Offer")
  224.54 shares of its Common Stock for each $1,000 principal amount of the Convertible Debentures. In connection with the restructuring, the Company also intends to solicit proxies form the holders of its Common Stock to approve a 1-for-27 reverse stock split, to effect certain amendments to its Certificates of Incorporation and to approve a stock option plan. Consummation of the restructuring is subject to certain conditions.

  The Company also announced that, on July 11, 1996, the holder of a majority of the outstanding principal amount of the Notes (the "Majority Noteholders") executed a "Standstill Agreement" with the Company pursuant to which such holder agreed that it would refrain (to the extent provided therein) from exercising any rights or remedies it may have with respect to the Event of Default with respect to the Notes that will occur upon the Event of Default with respect to the Notes that will occur upon the Company's failure to pay the July 17, 1996 installment of principal.

  The obligations of the Majority Noteholder pursuant to the Standstill Agreement terminate on the earlier of (i) the 120th day following the date of the Standstill Agreement; (ii) the consummation of the restructuring; and
  (iii) the occurrence of certain specified events, including, among other things, the exercise by any creditor of the Company of any remedies against the Company with respect to the Company's obligations to such creditor and the first date on which, in the reasonable determination of the Majority Noteholder, any one of the conditions precedent to the restructuring is no longer capable of being satisfied.