Form 10-K/A
period 1996-05-31
INTERNATIONAL AIRLINE SUPPORT GROUP INC
filed 1996-10-10
CIK 859307

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                             ---------------------------

                                      FORM 10-K/A

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
  Common Stock, $.001 par value                         None

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K/A. [ X]

    At August 15, 1996, the aggregate market value of common stock held by non-affiliates of the Registrant was approximately $757,646.

    The number of shares of the Registrant's Common Stock outstanding as of August 15, 1996 was 4,041,779.

                     DOCUMENTS INCORPORATED BY REFERENCE: [NONE]

                       INTERNATIONAL AIRLINE SUPPORT GROUP INC.
                              ANNUAL REPORT OF FORM 10-K/A
                           FOR THE YEAR ENDED MAY 31, 1996



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

RECENT DEVELOPMENTS

    On July 12, 1996, the Company announced that it did not intend to pay the scheduled $3.7 million principal installment due on its 12% Senior Secured Notes due July 17, 1997 (the "Senior Notes"), pending redemption of the Senior Notes in connection with a restructuring of its indebtedness (the "Restructuring"). The Company did not make the payment, which was due on July 17, 1996. The Restructuring was described in a Registration Statement on Form S-4 filed by the Company with the Securities and Exchange Commission, on July 12, 1996, as amended. Pursuant to the proposed restructuring, the Company offered to exchange (the "Exchange Offer") 224.54 shares of its Common Stock, $.001 par value per share, for each $1,000 principal amount of its 8% Convertible Subordinated Debentures due August 31, 2003 (the "Convertible Debentures").
In connection with the restructuring, the Company also solicited proxies from the holders of its Common Stock to approve a 1-for-27 reverse stock split, to effect certain amendments to its Certificate of Incorporation and to approve a stock option plan.

    The Company consummated the Restructuring on October 3, 1996. In addition to the consummation of the Exchange Offer and the reverse stock split, the Company redeemed $7,700,000 principal amount outstanding of the Senior Notes with the proceeds of an advance pursuant to a credit agreement entered into by the Company simultaneously with the consummation of the Restructuring.

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

    The second component of the Company's operating strategy is to achieve revenue and earnings growth by acquiring other companies engaged in the sale of aircraft parts as well as companies with product lines that would complement the Company's existing redistribution business. The Company competes in a fragmented market in which numerous small companies serve distinct market niches. The Company believes that small aircraft parts redistributors, many of which are family owned and capital constrained, are unable to provide the extensive inventory and quality control necessary to comply with applicable regulatory and customer requirements and will provide acquisition opportunities for the Company. The Company believes that such acquisitions will permit it to expand its customer base by selling aircraft parts to airlines and others that are not now customers, to expand its product line with respect to aircraft in which the Company currently specializes, to strengthen its relationships with existing customers and to expand the types of aircraft in which the Company specializes. The Company, however, is not presently in negotiations with any such Company and has not entered into an agreement to acquire any such company and there can be no assurance that the Company will be able to do so. Further, the Company will be unable to make acquisitions if the Restructuring is not consummated.

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

    In addition to selling parts, the Company also sells entire aircraft from time to time. In a given period, a substantial portion of the Company's revenues may be attributable to the sale of aircraft. Such sales are unpredictable transactions, dependent, in part, upon the Company's ability to purchase an aircraft at an attractive price and resell it within a relatively brief period of time.
The revenues from the sale of aircraft during a given period may result in the purchaser of the aircraft being considered a major customer of the Company for that period. The Company does not expect to make repeat aircraft sales to a given customer; therefore, changes in the identity of major customers are frequently due to the occurrence of aircraft sales.

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

    The following table lists the Company's customers which, based upon net revenues, accounted for more than 10% of net revenues for fiscal 1995 and 1996:

Customer                      Net Revenues (000's)      Percentage of Total Net Revenues
-------                       -------------------       ---------------------------------
1995:
----

Aeroservices Carabobo C.A.       $2,716                            10.9

Ajax Leasing Ltd.                 5,625                            22.5

1996:
----
ValuJet Airlines, Inc.            4,771                            20.6




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



                                                             Year Ended May 31,
                                        ---------------------------------------------------------------
                                         1992          1993          1994          1995          1996
                                        -------       -------       -------       -------       -------
OPERATING DATA:                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales                               $26,527       $32,032       $16,747       $21,999       $21,410
Lease revenue                                --         1,473         1,986         2,984         1,795
                                         -------       -------       -------       -------       -------
    Total revenues                      $26,527       $33,505       $18,733       $24,983       $23,205
Cost of sales                            16,311        21,494        22,104        17,712        13,208
Selling, general and
    administrative expenses               5,281         6,469         6,943         4,358         3,922
Provision (recovery) for
    doubtful accounts                       374           493         1,488          (335)          464
Depreciation and
    amortization                            201         1,000         2,474         1,401         1,153
Losses of service center
    subsidiary                               --            --         1,923           676            --
                                         -------       -------       -------       -------       -------
Unusual and nonreccuring
    items                                    --            --            --          (177)           --
                                         -------       -------       -------       -------       -------
Total operating expenses                 22,167        29,456        34,932        23,635        18,747
                                         -------       -------       -------       -------       -------
Income from continuing
    operations                            4,360         4,049       (16,199)        1,348         4,458
Interest expense                            871         2,569         2,953         2,564         2,192
Interest and other
    income, net                             (94)          (66)          (87)         (603)          (34)
                                         -------       -------       -------       -------       -------
Earnings (loss) before
    income taxes, equity in
    loss of joint
    venture and extraordinary
     item                               $ 3,583       $ 1,546      $(19,065)       $ (614)      $ 2,300
Provision for income taxes
    (benefit)                             1,370           510        (2,476)           --            14
Equity in loss
    of joint venture                       (229)          (59)         (424)           --            --
Extraordinary loss on
    extinguishment of debt                   --            --          (363)           --            --
                                         -------       -------       -------       -------       -------
Net earnings (loss)                      $1,984          $977      $(17,376)        $(614)       $2,286
                                         -------       -------       -------       -------       -------
                                         -------       -------       -------       -------       -------



                                                     1992         1993            1994           1995           1996
                                                     ----         ----            ----           ----           ----
PER SHARE DATA:
Primary earnings (loss) per
common and common
equivalent share

    Earnings (loss) before                           $ 0.52         $ 0.22         $(4.21)        $(0.15)        $ 0.57
    extraordinary item

    Extraordinary item                                   --             --          (0.09)            --             --
                                                     ------         -------        -------        -------        ------

         Net earnings (loss)                         $ 0.52         $ 0.22        $ (4.30)       $ (0.15)        $ 0.57
                                                     ------         ------        --------       --------        ------
                                                     ------         ------        --------       --------        ------

Weighted average shares
outstanding used in primary
calculation                                        3,849,852      5,312,046      4,041,779      4,041,779      4,041,779
                                                   ---------      ---------      ---------      ---------      ---------
                                                   ---------      ---------      ---------      ---------      ---------

Fully-diluted earnings (loss) per
common and common
equivalent share

    Earnings (loss) before                           $ 0.52         $ 0.22        $ (4.21)       $ (0.15)        $ 0.47
    extraordinary item

    Extraordinary item                                   --             --          (0.09)            --             --
                                                      ------         ------        --------          ----         ------

         Net earnings (loss)                         $ 0.52         $ 0.22        $ (4.30)       $ (0.15)        $ 0.47
                                                      ------         ------        --------       --------        ------
                                                      ------         ------        --------       --------        ------

Weighted average shares
outstanding used in fully-diluted
calculation                                        3,849,852      5,312,046      4,041,779      4,041,779      6,541,779
                                                   ---------      ---------      ---------      ---------      ---------
                                                   ---------      ---------      ---------      ---------      ---------


                                                                                  At May 31,
                                                      -------------------------------------------------------------------
                                                     1992           1993          1994            1995          1996
                                                     ----           ----          ----            ----          ----

BALANCE SHEET DATA:

Working capital (deficit)                            $2,938        $17,088       $(18,312)      $(13,489)      $(10,841)

Total assets                                         20,303         35,709         25,553         14,511         16,132

Short-term debt                                       7,296          4,905          3,531          1,812          3,695

Long-term debt in
technical default
classified as current                                    --             --         22,157         18,083         14,042

Long-term debt                                          309         18,579            485            440            407

Stockholder's equity
  (deficit)                                           7,080          8,173         (9,088)        (9,702)        (7,416)


ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES

    THE RESTRUCTURING. As of September 27, 1996, the Company had entered into Standstill Agreements with holders of approximately 100% of the outstanding principal amount of the Senior Notes and had reached an agreement in principle with the single largest holder of the Convertible Debentures and Dabney/Resnick, Inc. ("D/R"), an investment banking and broker-dealer firm whose clients include a substantial number of holders of the Convertible Debentures, providing for the Restructuring. The Company expects that consummation of the Restructuring will result in the following:

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

    On May 26, 1995, the Company received a notice of payment blockage from the holder of a majority of the outstanding principal amount of the Senior Notes (the "Majority Noteholder"). Citing a continuing Event of Default under the agreement governing the Senior Notes as a result of the Company's noncompliance with certain financial covenants, the Majority Noteholder demanded that the scheduled interest payment which would otherwise have been payable on May 31, 1995 to holders of the Convertible Debentures not be paid. As a result of the Company's receipt of the notice of payment blockage, the Company did not make its scheduled May 31, 1995 and August 31, 1995 interest payments due to holders of the Convertible Debentures, totaling $400,000. Pursuant to the terms of the Senior Notes, the Company was prohibited from making any other payments with respect to the Convertible Debentures prior to the expiration of the payment blockage period on November 22, 1995. Notwithstanding the expiration of the payment blockage period, the Company did not pay the November 30, 1995 and the February 29 and May 31, 1996 interest payments on the Convertible Debentures. The Company does not intend to resume making payments of interest on the Convertible Debentures.

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

    The Company does not have any bank lines of credit or other sources of liquidity beyond cash flows from operating activities due to profitable operations, if any, or further asset sales. However, the Company does not currently have any significant commitments for capital outlays. The Company has received a commitment from a major money-center bank for a Credit Facility consisting of (i) a revolving line of credit in an amount equal to the lesser of
(a) $11.0 million and (b) an amount based on the sum of eligible accounts receivables, eligible lease payment receivables and eligible inventory minus revolver reserve and (ii) a term loan in an amount equal to the lesser of
(a) $3.0 million and (b) an amount based on a percentage of the forced liquidation value of aircraft approved by the lender plus the revolver reserve. It is a condition to the consummation of the Restructure that the Company enter into the Credit Agreement. The Company expects that it will have the ability to borrow approximately $11.7 million under the Credit Agreement and it expects to incur approximately $7.9 million of indebtedness under the Credit Agreement upon consummation of the Restructuring. The Company believes that its remaining available borrowing will be adequate together with cash from operations, to meet its projected expenditures.

RESULTS OF OPERATIONS

    OVERVIEW.

    The following table sets forth percentage relationships of expense items to total revenues for the periods indicated:



                                                                    PERCENTAGE OF TOTAL REVENUES
                                                                         YEARS ENDED MAY 31,
                                                                         -------------------
                                                                    1994        1995        1996
                                                                    ----        ----        ----
Operating Data:

Net Sales                                                            89.4%       88.1%       92.3
Lease revenue                                                        10.6        11.9         7.7
                                                                     ----        ----         ---

    Total revenues                                                  100.0       100.0       100.0

Cost of sales                                                       118.0        70.9        56.9
Selling, general and administrative expenses                         37.1        17.4        16.9
Provision (recovery) for doubtful accounts                            7.9        (1.3)        2.0
Depreciation and amortization expense                                13.2         5.6         5.0
Losses of service center subsidiary                                  10.3         2.7          --
Unusual and nonrecurring item                                          -         (.7)          --
                                                                     ----        ----         ---
Total operating expenses                                            186.5        94.6        80.8
                                                                     ----        ----         ---
Income from operations                                              (86.5)        5.4        19.2
Interest expense                                                     15.8        10.3         9.4
Interest and other income, net                                        (.5)       (2.4)        (.1)
                                                                     ----         ---          --
Earnings (loss) before income taxes, equity in loss                (101.8)       (2.5)        9.9
 of joint venture and extraordinary item
Provision for income taxes (benefit)                                (13.2)         --         0.0
Equity in loss of joint venture                                      (2.3)         --          --
Extraordinary loss on extinguishment of debt                      (   1.9)         --          --
                                                                   ------          --          --
Net earnings (loss)                                               (  92.8)%    (  2.5)%       9.9%
                                                                  --------     -------        ---
                                                                  --------     -------        ---





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

    FISCAL 1996 COMPARED WITH FISCAL 1995.

    Net parts sales increased by 37% or $5.1 million, from $13.8 million in fiscal 1995 to $18.9 million in fiscal 1996. The increase in net parts sales is attributable in part to the Company's sales to ValuJet Airlines, which sales amounted to $4.8 million in fiscal 1996 compared to $1.4 million in 1995. Additionally, an improved operating environment within the airline industry led to increased parts sales to new and existing customers. Aircraft sales decreased to $2.5 million in fiscal 1996, compared to $8.1 million in fiscal 1995. Aircraft sales are unpredictable transactions and may fluctuate significantly from year to year, dependent, in part, upon the Company's ability to purchase an aircraft at an attractive price and resell it within a relatively brief period of time, as well as the overall market for used aircraft. During fiscal 1996, the Company acquired one aircraft and sold three aircraft, as compared to fiscal 1995, during which the Company sold eight aircraft and acquired none. Lease revenue deceased to $1.8 million in fiscal 1996 from $3.0 million in fiscal 1995, as certain leases that were in existence during the prior year were terminated and not renewed (two of the aircraft under such terminated leases were sold during fiscal 1996). The increase in parts sales was insufficient to offset the decrease in aircraft sales and lease revenue and, as a result, total revenues for fiscal 1995 decreased 7% to $23.2 million from $25.0 million for fiscal 1995.

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

    As noted above, the Company's net parts sales to ValuJet Airlines amounted to $4.8 million, or 21% of total revenues, and $1.4 million, or 6% of total revenues, during fiscal 1996 and 1995, respectively. On June 17, 1996, ValuJet Airlines entered into a consent decree with the FAA, pursuant to which ValuJet Airlines agreed to ground all of its aircraft until it demonstrated compliance with specified safety and maintenance procedures. Further, the consent decree provided that ValuJet may operate no more than 15 aircraft when it initially resumes operations, which is less than half of its fleet.
Valujet resumed operations on September 30, 1996 with service to four cities. The failure of ValuJet eventually to resume operations to substantially the level conducted prior to the grounding could have a material adverse effect on the Company. The Company also conducts business with other customers who provide services to ValuJet.
Management cannot estimate the effect that the grounding of ValuJet has had or will have on sales to such other customers.

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

                           SUMMARY COMPENSATION TABLE


                                        Annual Compensation          Long Term Compensation Awards
                                        -------------------          -----------------------------
Name and Principal Position    Year     Salary ($)     Bonus ($)          Options/SARs (#)
---------------------------    ----     ----------     ---------          ----------------

Alexius A. Dyer III            1996        135,000        80,000(1)                    --
President and Chief            1995        133,108            --                  107,000
Executive Officer              1994        108,865        20,000                       --

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

The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of May 31, 1996 by the Company's Chief Executive Officer, who is the only officer of the Company whose salary exceeds $100,000, and each of the Company's directors and by all directors and executive officers as a group:

                                                       Shares
Name of Beneficial Owner or Identity Group(1)        Beneficially      Percentage of
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


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The Company has engaged Kirkland Messina, Inc., an investment banking firm, to act as the exclusive financial advisor and agent to the Company in connection with the origination of the Credit Agreement. Mr. Kyle R. Kirkland, a director of the Company, is an executive officer of Kirkland Messina, Inc. Kirkland Messina, Inc. will receive a fee of $250,000, $150,000 of which is payable upon the closing of the Credit Agreement and the balance of which is payable in equal installments over the next succeeding four fiscal quaters, for its services pursuant to such engagement. During fiscal 1996, the Company paid commissions totaling $85,000 to J.M. Associates, Inc., a company controlled by E. James Mueller, a director of the Company. Under the terms of a commission agreement, J.M. Associates, Inc. is entitled to 3-4% of revenues originated by Mr. Mueller.

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

 2.1.2    Form of Standstill Agreement       Previously filed.
          dated July 11, 1996 among the
          Registrant and the holders of
          the Registrant's 12% Senior
          Secured Notes due 1997 who are
          signatories thereto.

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

 2.4      Form of Credit Agreement between   Filed herewith.
          BNY Financial Corporation and the
          Registrant

 3.1      Amended and Restated               Filed herewith.
          Certificate of Incorporation of
          the Registrant.




 3.2      Restated and Amended Bylaws of     Filed herewith.
          the Registrant.


 4.1      Specimen Common Stock              Filed herewith.
          Certificate.


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

 10.1.1   Employment Agreement, dated as     Filed herewith.
          of December 1, 1995, between the
          Registrant and Alexius A. Dyer
          III, as amended on October
          3, 1996.

 10.1.2   Employment Agreement, dated as     Filed herewith.
          of October 3, 1996, between the
          Registrant and George Murnane
          III.

 10.2.1   1996 Long-Term Incentive and       Incorporated by reference to
          Share Award Plan.                  Appendix B to the Proxy
                                             statement/Prospectus included
                                             in the Company's Registration
                                             Statement on Form S-4 (FILE
                                             NO. 333-08065).

 10.2.2   401(k) Plan.                       Incorporated by reference to
                                             Exhibit 10-H to the Company's
                                             Annual Report in Form 10-K for
                                             the fiscal year ended May 31,
                                             1992 (the "1992 Form 10-K").

 10.2.3   Bonus Plan.                        Incorporated by reference to
                                             Exhibit 10.2.4 to the 1992
                                             Form 10-K.

 10.2.4   Cafeteria Plan.                    Incorporated by reference to
                                             Exhibit 10.2.5 of the 1993
                                             Form 10-K.

 10.2.5   Form of Option Certificate         Filed herewith.
          (Employee Non-Qualified Stock
          Option Plan

 10.2.6   Form of Option Certificate         Filed herewith.
          (Incentive Stock Option).

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

 10.13    Form of Depositary Agreement       Previosly filed.
          between the Registrant and First
          Union National Bank of North
          Carolina.

 10.14    Commission Agreement dated         Filed herewith.
          December 1, 1995 between the
          Registrant and J.M. Associates,
          Inc.

 10.15    Aircraft Parts Purchase Agreement, Incorporated by reference
          dated May 16, 1996, bwetween       to Exhibit 10.15 to the
          Paxford Int'l, Inc. and the        Company's Registration
          Registrant.                        Statement on Form S-4
                                             (File No. 333-08065).

 11       Statement regarding computation    Previously filed.
          of per share earnings.


 21       Subsidiaries.                      Previously filed.

 27       Financial Data Schedule            Filed herewith.

 Exhibit
 Number   Description                        Page Number or Method of Filing
 ------   -----------                        -------------------------------

 99.1     Form of Consent and Letter of      Incorporated by reference to
          Transmittal for the Registrant's   Exhibit 99.1 to the Company's
          8% Convertible Subordinated        Registration Statement on Form
          Debentures due August 31, 2003.    S-4 (File No. 333-08065).


 99.2     Form of Notice of Guaranteed       Incorporated by reference to
          Delivery for the Registrant's 8%   Exhibit 99.2 to the Company's
          Convertible Subordinated           Registration Statement on Form
          Debentures due August 31, 2003.    S-4 (File No. 333-08065).


 99.3     Form of Proxy with respect to      Incorporated by reference to
          the solicitation of the holders    Exhibit 99.3  to the Company's
          of the Registrant's Common         Registration Statement on Form
          Stock.                             S-4 (File No. 333-08065).

     (d)  REPORTS ON FORM 8-K.

         The Company did not file a Current Report on Form 8-K during the last quarter of the fiscal year covered by this Annual Report.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized this 10th day of October, 1996.


                              International Airline Support Group, Inc., a Delaware corporation


                         By:  /s/ Alexius A. Dyer III
                              -----------------------------------------
                              Alexius A. Dyer III
                              President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K/A has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature
---------                     Title                           Date
                              -----                           ----

/s/ Alexius A. Dyer III       President and Director          October 10, 1996
--------------------------    (Principal Executive Officer)
Alexius A. Dyer III

           INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES
                         INDEX TO FINANCIAL STATEMENTS


                                                                                                               PAGE
                                                                                                             ---------
Audited Consolidated Financial Statements
    Report of independent certified public accountants.....................................................        F-2
    Consolidated balance sheets as of May 31, 1995 and 1996................................................        F-3
    Consolidated statements of operations for the years ended May 31, 1994, 1995 and 1996..................        F-4
    Consolidated statements of stockholders' equity (deficit) for the years ended May 31, 1994, 1995 and
     1996..................................................................................................        F-5
    Consolidated statements of cash flows for the years ended May 31, 1994, 1995 and 1996..................        F-6
    Notes to consolidated financial statements.............................................................        F-7

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

              INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES

                            CONSOLIDATED STATEMENTS OF OPERATIONS

                           YEARS ENDED MAY 31, 1994, 1995 AND 1996


                                                            1994                1995                1996
                                                       -------------       ------------        -------------
Revenues
    Net sales                                           $ 16,746,932        $ 21,998,869        $ 21,410,201
    Lease revenue                                          1,986,450           2,984,218           1,794,768
                                                       -------------       -------------       -------------
            Total revenues                                18,733,382          24,983,087          23,204,969

Cost of sales (Note N)                                    22,104,131          17,712,427          13,207,671
Selling, general and administrative
 expenses (Notes N and O)                                  6,943,147           4,358,119           3,921,795
Provision (recovery) for doubtful accounts                 1,487,969            (334,571)            464,099
Depreciation and amortization                              2,475,071           1,400,832           1,153,477
Losses of service center subsidiary (Note Q)               1,922,086             675,860                   -
Unusual and nonrecurring items (Note P)                            -            (177,115)                  -
                                                       -------------       -------------       -------------
            Total operating costs                         34,932,404          23,635,552          18,747,042
                                                       -------------       -------------       -------------

            Income (loss) from operations                (16,199,022)          1,347,535           4,457,927

Interest expense                                           2,953,220           2,564,318           2,191,968
Interest and other income                                    (87,600)           (602,943)            (34,058)
                                                       -------------       -------------       -------------
            Earnings (loss) before income taxes,
             equity in loss of joint venture, and
             extraordinary item                          (19,064,642)           (613,840)          2,300,017

Provision for income taxes (benefit) (Note F)             (2,475,185)                  -              14,048
                                                       -------------       -------------       -------------
            Earnings (loss) before equity in loss of
             joint venture and extraordinary item        (16,589,457)           (613,840)          2,285,969

Equity in loss of joint venture (Note J)                    (423,224)                  -                   -
                                                       -------------       -------------       -------------

            Earnings (loss) before extraordinary item    (17,012,681)           (613,840)          2,285,969

Extraordinary loss on the extinguishment of debt
 (Note D)                                                   (363,022)                  -                   -
                                                       -------------       -------------       -------------
            Net earnings (loss)                        $ (17,375,703)        $  (613,840)       $  2,285,969
                                                       -------------       -------------       -------------
                                                       -------------       -------------       -------------

Per share data:
    Primary earnings (loss) per common and common
     equivalent shares
        Earnings (loss) before extraordinary item          $  (4.21)             $  (.15)             $  .57
        Extraordinary item                                     (.09)                   -                   -
                                                           ---------           ---------            --------
            Net earnings (loss)                            $  (4.30)             $  (.15)             $  .57
                                                           ---------           ---------            --------
                                                           ---------           ---------            --------
    Weighted average shares outstanding used in
     primary calculation                                  4,041,779            4,041,779           4,041,779
                                                       -------------       -------------       -------------
                                                       -------------       -------------       -------------


    Fully-diluted earnings (loss) per common and
     common equivalent shares
        Earnings (loss) before extraordinary item           $ (4.21)             $  (.15)             $  .47
        Extraordinary item                                     (.09)                   -                   -
                                                           ---------           ---------            --------
            Net earnings (loss)                             $ (4.30)             $  (.15)             $  .47
                                                           ---------           ---------            --------
                                                           ---------           ---------            --------

    Weighted average shares outstanding used in
     fully-diluted calculation                            4,041,779            4,041,779           6,541,779
                                                       -------------       -------------       -------------
                                                       -------------       -------------       -------------



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