Form 10-Q
period 1996-08-31
INTERNATIONAL AIRLINE SUPPORT GROUP INC
filed 1996-10-15
CIK 859307

SECURITIES AND EXCHANGE COMMISSION
			     Washington, D.C. 20549

				FORM 10-Q


(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended August 31, 1996 or

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

	The number of shares of the Company's common stock outstanding as of October 15, 1996 was 149,695.

                                                                FORM 10-Q


INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES



INDEX

	Page No.

Part I	FINANCIAL INFORMATION

		Item 1.   Financial Statements

                Condensed Consolidated Balance Sheets                   3
 	  	  May 31, 1996 and August 31, 1996

                Condensed Consolidated Statements of Operations         4
		  Three Months Ended August 31,1995 and 1996

                Condensed Consolidated Statements of Cash Flows         5
		  Three Months Ended August 31, 1995 and 1996

                Notes to Condensed Consolidated Financial               6
		  Statements

                Item 2.   Management's Discussion and Analysis          8
		  of Results of Operations and Financial Condition

Part II	OTHER INFORMATION

                Item 1.   Legal Proceedings                            11

                Item 3.   Defaults upon Senior Securities              11

                Item 6.   Exhibits and Reports on Form 8-K             11

Form 10-Q
International Airline Support Group, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

    ASSETS

                                                                        Pro Forma
                                                        August 31,      August 31,
                                      May 31,             1996             1996
                                       1996            (unaudited)     (unaudited)
                                      ----------      ------------    ------------

Current assets
 Cash and cash equivalents       $       940,274 $       364,127 $       364,127
 Accounts receivable, net of
  allowance for doubtful accounts
  of approximately $735,000 at
  May 31, 1996 and $776,000 at
 August 31, 1996                       2,014,691       1,584,958       1,584,958
 Inventories                           9,277,315       9,361,026       9,361,026
 Deferred tax benefit - current, net
  of valuation allowance
  of $960,000 at May 31, 1996
   and August 31, 1996                    -               -               -
 Other current assets                     68,798         146,462         146,462
                                      ----------      ----------      ----------
     Total current assets             12,301,078      11,456,573      11,456,573

Property and equipment
 Aircraft held for lease               2,974,760       2,974,760       2,974,760
 Building and leasehold improvements      36,815          -               -
 Machinery and equipment                 972,507         955,356         955,356
                                      ----------      ----------      ----------
                                       3,984,082       3,930,116       3,930,116
 Less accumulated depreciation         2,051,620       2,160,018       2,160,018
 Land and building held for sale, net    750,000         750,000         750,000
                                      ----------      ----------      ----------
    Property and equipment, net        2,682,462       2,520,098       2,520,098
                                      ----------      ----------      ----------
Other assets
 Deferred debt costs, net                762,431         811,621         503,500
 Deferred tax benefit, net of
 valuation allowance of $3,011,000 at
 May 31, 1996 and August 31, 1996           -               -               -
 Deferred restructuring fees             334,860         568,546            -
 Deposits and other assets                51,500            -               -
                                      ----------      ----------      ----------
                                       1,148,791       1,380,167         503,500

                                    $ 16,132,331    $ 15,356,838    $ 14,480,171
                                      ==========      ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
 Current maturities of long-term
  obligations                       $  3,695,108    $    435,897   $     435,897
 Long-term obligations in default
  classified as current               14,041,667            -               -
 Accounts payable                      2,171,496         937,077         937,077
 Accrued expenses                      3,233,231       3,358,162       2,698,428
                                      ----------      ----------      ----------
     Total current liabilities        23,141,502       4,731,136       4,271,402

Long-term obligations, less current
 maturities                         s    406,760      17,697,565       7,697,565

Commitments and contingencies

Stockholders' equity (deficit)
 Preferred Stock - $.001 par value;
  authorized 2,000,000 shares;
  0 shares outstanding at May 31, 1996
  and August 31, 1996.                      -               -               -
 Common stock - $.001 par value;
  authorized 20,000,000 shares;
  issued and outstanding 149,695
  shares at May 31, 1996 and
  August 31, 1996.                           150             150           2,395
 Additional paid-in capital            2,658,224       2,658,224      13,147,979
 Accumulated deficit                 (10,074,305)     (9,730,237)    (10,439,170)
                                      ----------      ----------      ----------
 Total stockholders' equity (deficit) (7,415,931)     (7,071,863)      2,511,204
                                      ----------      ----------      ----------
                                    $ 16,132,331    $ 15,356,838    $ 14,480,171
                                      ==========      ==========      ==========

*Condensed from audited Financial Statements

The accompanying notes are an integral part of these condensed financial statements

Form 10-Q

International Airline Support Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

                                                                       Pro Forma
                                           Three Months Ended       Three Months Ended
                                               August 31,               August 31,
                                         1995             1996             1996
Revenues
 Net sales                          $  4,657,819    $  4,038,671    $  4,038,671
 Lease revenue                           302,110         120,000         120,000
                                      ----------      ----------      ----------
               Total revenues          4,959,929       4,158,671       4,158,671

Cost of sales                          2,628,997       2,317,141       2,317,141
Selling, general and administrative
 expenses                              1,039,647         834,654         834,654
Financial restructuring costs            141,410            -               -
Provision (recovery) for doubtful
 accounts                                (18,276)         41,157          41,157
Depreciation and amortization            220,961         165,812         165,812
                                      ----------      ----------      ----------

       Total operating costs           4,012,739       3,358,764       3,358,764

       Income from operations            947,190         799,907         799,907

Interest expense                         530,718         488,879         258,382
Interest and other income                 (2,374)        (33,040)        (33,040)
                                      ----------      ----------      ----------
       Earnings before income taxes      418,846         344,068         574,565

Provision for income taxes                  -               -               -
                                      ----------      ----------      ----------

       Net earnings                 $    418,846    $    344,068    $    574,565
                                      ==========      ==========      ==========

Per share data:
 Primary earnings per common and
  common equivalent share           $       2.80    $       2.30    $        .24

 Weighted average shares outstanding
  used in primary calculation            149,704         149,704       2,395,104
                                      ==========      ==========      ==========

 Fully-diluted earnings per common
  and common equivalent sh are      $       2.55    $       2.25    $        .24

 Weighted average shares outstanding
  used in fully-diluted calculation      242,297         242,297       2,395,104
                                      ==========      ==========      ==========

The accompanying notes are an integral part of these condensed financial statements

Form 10-Q

International Airline Support Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

                                                  Three Months ended
                                                      August 31,
                                               1995               1996
Cash flows from operating activities:
  Net earnings                          $     418,846     $     344,068
  Adjustments to reconcile net earnings
   to net cash provided by (used in)
   operating activities:
  Depreciation and amortization              220,961            211,622
  Provision for doubtful accounts                -               41,157
  Changes in assets and liabilities       (1,159,164)          (830,786)
                                          ----------          ---------

      Total adjustments                     (938,203)          (578,007)

      Net cash used in operating activities (519,357)          (233,939)

Cash flows from investing activities:
  Capital equipment deletions (additions)     96,514             (3,448)
                                          ----------          ---------

      Net cash provided by (used in)
       investing activities                   96,514             (3,448)

Cash flows from financing activities:
  Repayments of notes payable and debt
   obligations                               (10,454)           (10,073)
  Increase in deferred restructuring fees       -              (233,687)
  Increase in deferred debt costs               -               (95,000)
                                          ----------          ---------

      Net cash used in financing activities  (10,454)          (338,760)
                                          ----------          ---------

Net decrease in cash                        (433,297)          (576,147)
Cash at beginning of period                  848,331            940,274
                                          ----------          ---------

Cash at end of period                   $    415,034      $     364,127
                                          ==========          =========

The accompanying notes are an integral part of these condensed financial statements.

INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     (Unaudited)


1.	In the opinion of management, the accompanying unaudited
condensed consolidated financial statements contain adjustments (consisting only of normal and recurring adjustments) necessary to present fairly International Airline Support Group, Inc.'s condensed consolidated balance sheets as of May 31, 1996 and August 31, 1996, the condensed consolidated statements of operations and the condensed consolidated statements of cash flows for the three months ended August 31, 1995 and 1996.

The accounting policies followed by the Company are described in the May 31, 1996 financial statements.

The results of operations for the three months ended August
31, 1996 are not necessarily indicative of the results to be expected for the full year.


2.	Inventories consisted of the following:

                                     May 31,1996   August 31,1996

        Aircraft parts               $ 7,938,049     $  7,802,394
        Aircraft available for sale    1,339,266        1,558,632
                                       ---------        ---------
                                     $ 9,277,315     $  9,361,026
                                       =========        =========

	At August 31, 1996, approximately 98% of the ending inventory (including aircraft held for sale) was costed under the specific identification method, and the remaining 2% was costed as part of pools of parts acquired through whole aircraft purchases.

3.	On October 3, 1996, the Company completed a restructuring
of its capital structure (the "Restructuring"). Pursuant to the Restructuring, the Company effected a 1-for-27 reverse split of its common stock, $.001 par value per share (the "Common Stock"); issued approximately 2,245,400 shares of its Common Stock, after giving effect to the reverse split, in exchange for the entire $10,000,000 principal amount outstanding of its 8% Convertible Debentures due August 31, 2003 (the "Debentures"); and redeemed the entire $7,700,000 principal amount outstanding of its 12% Senior Notes due July 17, 1997 (the "Senior Notes") with the proceeds of an advance under a credit agreement entered into on October 3 (the "Credit Agreement"). Consummation of the Restructuring cured all defaults with respect to the Debentures and the Senior Notes.

All references to the number of common shares and per common share amounts throughout the historical and Pro Forma financial statements have been restated to reflect the reverse split.

INTERNATIONAL AIRLINE SUPPORT GROUP, INC.  AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)


The unaudited Pro Forma Condensed Consolidated Balance Sheet reflects adjustments as if the Restructuring had occurred as of August 31, 1996. Such adjustments include debt issuance costs incurred, less amounts amortized for debt obligations repaid or converted; the offset of deferred restructuring costs against additional paid-in capital; the repayment of the Senior Notes with the proceeds from an advance pursuant to the Credit Agreement; the exchange of the Debentures and related claims for accrued interest into shares of Common Stock; and the extraordinary loss resulting from the Restructuring in accordance with SFAS 15.

The unaudited Pro Forma Statement of Operations reflects adjustments as if the Restructuring had occurred as of June 1, 1996. Such adjustments included the net reduction in interest expense due to the difference in interest rates on the Senior Notes and the Credit Agreement; and the corresponding effect of the exchange of the Debentures for shares of Common Stock.

See the Company's Proxy Statement/Prospectus filed with the Securities and Exchange Commission on August 29, 1996 for further explanation as to the nature of such pro-forma adjustments.

4.	Primary earnings per share is computed for the three months
ended August 31, 1995 and 1996 by dividing net earnings by the weighted average number of common shares outstanding and common stock equivalents. Stock options and warrants are considered common stock equivalents unless their inclusion would be anti-dilutive. For the purpose of computing common stock equivalents for stock options and warrants, the modified treasury stock method was not used as the effect would be anti-dilutive. The Debentures are not considered common stock equivalents for the purpose of computing primary earnings per share as the effective yield on the securities exceeded 66-2/3% of the average Aa corporate bond rate at the time of issuance.

Fully diluted earnings per share is computed for the three months ended August 31, 1995 and 1996 as if the Debentures were converted into common stock as of the beginning of the period. Stock options and warrants are not considered common stock equivalents for the purpose of computing fully diluted earnings per share as the effect would be anti-dilutive under the modified treasury stock method.

5.	Supplemental Cash Flow Disclosures:

	Cash payments for interest were $331,000 and $254,537 for the three months ended August 31, 1995 and 1996, respectively.

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

RESULTS OF OPERATIONS:

Revenues

Parts sales (excluding sale of engines) for the three months ended August 31, 1996 were $4.0 million, compared to $3.8 million during the three months ended August 31, 1995. Aircraft and engine sales were $325,000 and $572,000, respectively, during the three months ended August 31, 1995. No such sales of aircraft or engines occurred during the three months ended August 31, 1996. Aircraft and engine sales are unpredictable transactions and may fluctuate significantly from period to period, dependent, in part, upon the Company's ability to purchase aircraft or engines at attractive prices and resell them within a relatively brief period of time, as well as the overall market for aircraft and engines. Lease revenue decreased to $120,000 during the three months ended August 31, 1996, compared to $302,000 during the three months ended August 31, 1995, as a certain lease that was in existence during the three months ended August 31, 1995 was terminated prior to the three months ended August 31, 1996. The increase in parts sales was insufficient to offset the decrease in aircraft and engine sales, and lease revenue, and, as a result, total revenues during the three months ended August 31, 1996 decreased 16% to $4.2 million, from $5.0 million during the three months ended August 31, 1995.

In addition, revenues during the three months ended August
31, 1995 were increased as a result of the settlement of certain disputes with a customer. Pursuant to the settlement, the customer paid the Company $660,000 and the Company canceled a note receivable from the customer. The Company also released all claims it had against the customer, which included among other things, claims for the purchase price of parts purchased by the customer on open account or pursuant to a consignment arrangement. The customer released certain claims it had against the Company as part of the settlement. The transaction resulted in a net gain to the Company of approximately $345,000, consisting of the excess of cash received over the net carrying value of the note receivable and cost of the inventory. The Company recorded as net sales the cost of the inventory plus the amount of the net gain.

INTERNATIONAL AIRLINE SUPPORT GROUP, INC.  AND SUBSIDIARIES


Cost of Sales

Cost of sales decreased 11.9% from $2.6 million during the three months ended August 31, 1995 to $2.3 million during the three months ended August 31, 1996, primarily as a result of lower revenues. As a percentage of total revenues, cost of sales was 53.0% and 55.7% during the three months ended August 31, 1995 and 1996, respectively. The higher cost of sales as a percentage of total revenues from the three months ended August 31, 1995 to 1996 was the result of lower costs associated with lease revenue and the higher lease revenue during the first three months of 1995 as compared to 1996. Aircraft and engine cost of sales as a percentage of related revenues during the three months ended August 31, 1995 was 56.5%. There were no aircraft or engine sales during the three months ended August 31, 1996. Cost of sales for parts sales remained relatively constant, amounting to 56.4% and 57.0% during the three months ended August 31, 1995 and 1996, respectively.


Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased 19.7% from $1.0 million during the three months ended August 31, 1995 to $.8 million during the three months ended August 31, 1996, primarily as a result of the Company's ongoing emphasis on cost reductions.


Financial Restructuring Costs

Included in financial restructuring costs during the three months ended August 31, 1995 were approximately $141,000 of legal, accounting and other consulting fees in connection with its debt restructuring activities. Such costs were subsequently capitalized as deferred restructuring fees during the fourth fiscal quarter ended May 31, 1996. In connection with the successful completion of the Restructuring on October 3, 1996, as described in Note 3 of Notes to Condensed Consolidated Financial Statements, deferred restructuring costs were charged to additional paid-in capital, as of the closing date of the Restructuring.

Depreciation and Amortization

Depreciation and amortization for the three months ended
August 31, 1995 and 1996 was $221,000 and $166,000, respectively.
The decline in depreciation resulted primarily from certain property and equipment reaching their full depreciated value prior to the three months ended August 31, 1996.

	INTERNATIONAL AIRLINE SUPPORT GROUP, INC.  AND SUBSIDIARIES


Interest Expense

Interest expense for the three months ended August 31, 1995 and 1996 were $531,000 and $489,000, respectively. The decrease in interest expense from 1995 to 1996 was due to a net reduction in total debt outstanding, from $20.3 million at August 31, 1995 to $18.1 million at August 31, 1996.


Income Taxes

No income tax provision or benefits were recorded during the three months ended August 31, 1995 and 1996, as the Company has net operating loss carryforwards sufficient to offset income.
The Company has fully exhausted its carryback benefits and recorded a one hundred percent (100%) valuation allowance against the deferred tax asset for net operating loss carryforwards.


Liquidity and Capital Resources

On October 3, 1996, the Company completed a Restructuring of the Senior Notes Notes and Debentures. The terms of the Restructuring and impact on the Company's liquidity and capital resources is discussed in the Company's Proxy
Statement/Prospectus filed with the Securities and Exchange
Commission on August 29, 1996.

Concurrently with the Restructuring, the Company entered into the Credit Agreement, which provides for a $3 million term loan and up to an $11 million revolving credit (collectively referred to as the "Credit Facility"). The Credit Facility is secured by substantially all of the assets of the Company and availability of amounts for borrowing is subject to certain limitations and restrictions. Such limitations and restrictions are discussed in the Company's Proxy Statement/Prospectus filed with the Securities and Exchange Commission on August 29, 1996.

At October 14, 1996, the Company was permitted to borrow up to an additional $ 3,287,158 pursuant to the revolving credit facility. The Company believes that amounts available to be borrowed pursuant to the Credit Agreement and its working capital will be sufficient to meet the requirements of the Company's business for the foreseeable future. The Company had no material commitments for capital expenditures as of August 31, 1996.

INTERNATIONAL AIRLINE SUPPORT GROUP, INC.  AND SUBSIDIARIES


PART II - OTHER INFORMATION


Item 1. LEGAL PROCEEDINGS

The Company is from time to time subject to legal proceedings and claims that arise in the ordinary course of its business. On the date hereof, no such proceedings are pending and no such claims have been asserted.


Item 3. DEFAULTS UPON SENIOR SECURITIES

On August 31, 1996, the Company was in default in the payment of principal and certain payments of interest on the Senior Notes and was in default in the payment of interest on the Debentures.

On October 3, 1996, the Company completed the Restructuring. Pursuant to the Restructuring, the Company effected a 1-for-27 reverse split of its Common Stock; issued approximately 2,245,400 shares of its Common Stock, after giving effect to the reverse split, in exchange for the entire $10,000,000 principal amount outstanding of the Debentures; and redeemed the entire $7,700,000 principal amount outstanding of the Senior Notes with the proceeds of an advance under the Credit Agreement. Consummation of the restructuring cured all defaults with respect to the Debentures and the Senior Notes.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits


    Exhibit
    Number   Description                     Page Number or
                                             Method of Filing



    2.1.1    Form of Standstill Agreement    Incorporated by
             dated July 8, 1996 among the    reference to
             Registrant and the holders of   Exhibit 2.1.1 to
             the Registrant's 12% Senior     the Company's
             Secured Notes due 1997 who are  Registration
             signatories thereto.            Statement on Form
                                             S-4 (File No. 333-
                                             08065), filed on
                                             July 12, 1996.

    2.1.2    Form of Standstill Agreement    Incorporated by
             dated July 11, 1996 among the   reference to
             Registrant and the holders of   Exhibit 2.1.2 to
             the Registrant's 12% Senior     the Company's
             Secured Notes due 1997 who are  Annual Report on
             signatories thereto.            Form 10-K for the
                                             fiscal year ended
                                             May 31, 1996, as
                                             amended (the "1996
                                             Form 10-K").

    2.2      Form of Warrant Agreement       Incorporated by
             Amendment No. 1, dated as of    reference to
             July 9, 1996, among the         Exhibit 2.2 to the
             Registrant and the holders of   Company's
             the Warrants, dated July 17,    Registration
             1992, who are signatories       Statement on Form
             thereto.                        S-4 (File No. 333-
                                             08065), filed on
                                             July 12, 1996.

    2.3      Letter, dated June 7, 1996,     Incorporated by
             from BNY Financial Corporation  reference to
             to the Registrant with          Exhibit 2.3 to the
             attached Term Sheet.            Company's
                                             Registration
                                             Statement on Form
                                             S-4 (File No. 333-
                                             08065), filed on
                                             July 12, 1996.

    2.4      Credit Agreement between BNY    Incorporated by
             Financial Corporation and the   reference to
             Registrant.                     Exhibit 2.4 to the
                                             1996 Form 10-K.

    3.1      Amended and Restated            Incorporated by
             Certificate of Incorporation    reference to
             of the Registrant.              Exhibit 3.1 to the
                                             1996 Form 10-K.

    3.2      Restated and Amended Bylaws of  Incorporated by
             the Registrant, as amended.     reference to
                                             Exhibit 3.2 to the
                                             1996 Form 10-K.

    4.1      Specimen Common Stock           Incorporated by
             Certificate.                    reference to
                                             Exhibit 4.1 to the
                                             1996 Form 10-K.

    4.2      Form of Warrant issued to       Incorporated by
             holders of Senior Notes.        reference to
                                             Exhibit 4-A to the
                                             Company's Form 8-K
                                             dated July 17,
                                             1992 (the "July
                                             1992 Form 8-K").

    4.3      Form of 8% Convertible          Incorporated by
             Subordinated Debentures due     reference to
             August 31, 2003.                Exhibit 4.3 to the
                                             1993 Form 10-K.

    4.4      Form of 12% Senior Secured      Incorporated by
             Notes.                          reference to
                                             Exhibit 4.4 to the
                                             Company's
                                             Registration
                                             Statement on Form
                                             S-4 (File No. 333-
                                             08065), filed on
                                             July 12, 1996.

    10.1.1   Employment Agreement, dated as  Incorporated by
             of December 1, 1995, between    reference to
             the Registrant and Alexius A.   Exhibit 10.1.1 to
             Dyer III, as amended on         the 1996 Form
             October 3, 1996.                10-K.

    10.1.2   Employment Agreement, dated as  Incorporated by
             of October 3, 1996, between     reference to
             the Registrant and George       Exhibit 10.1.2 to
             Murnane III.                    the 1996 Form
                                             10-K.

    10.2.1   1996 Long-Term Incentive and    Incorporated by
             Share Award Plan.               reference to
                                             Appendix B to the
                                             Proxy
                                             Statement/Prospect
                                             us included in the
                                             Company's
                                             Registration
                                             Statement on Form
                                             S-4 (File No.
                                             333-08065).

    10.2.2   401(k) Plan.                    Incorporated by
                                             reference to
                                             Exhibit 10-H to
                                             the Company's
                                             Annual Report on
                                             Form 10-K for the
                                             fiscal year ended
                                             May 31, 1992 (the
                                             "1992 Form 10-K").

    10.2.3   Bonus Plan.                     Incorporated by
                                             reference to
                                             Exhibit 10.2.4 to
                                             the 1992 Form 10-
                                             K.

    10.2.4   Cafeteria Plan.                 Incorporated by
                                             reference to
                                             Exhibit 10.2.5 of
                                             the 1993 Form 10-
                                             K.

    10.2.5   Form of Option Certificate      Incorporated by
             (Employee Non-Qualified Stock   reference to
             Option).                        Exhibit 10.2.5 to
                                             the 1996 Form
                                             10-K.

    10.2.6   Form of Option Certificate      Incorporated by
             (Director Non-Qualified Stock   reference to
             Option).                        Exhibit 10.2.6 to
                                             the 1996 Form
                                             10-K.

    10.2.7   Form of Option Certificate      Incorporated by
             (Incentive Stock Option).       reference to
                                             Exhibit 10.2.7 to
                                             the 1996 Form
                                             10-K.

    10.3.1   Form of Securities Purchase     Incorporated by
             Agreement dated as of July 17,  reference to
             1992 among Registrant and the   Exhibit 10-A to
             Purchasers listed therein, as   the Registrant's
             amended.                        July 1992 Form 8-
                                             K.

    10.3.2   Consent, Amendment and Waiver   Incorporated by
             dated as of September 8, 1993   reference to
             among Registrant and the        Exhibit 10.9.2 to
             parties listed therein.         the 1993 Form 10-
                                             K.

    10.4     Representative Indemnity        Incorporated by
             Agreement between Registrant    reference to
             and its Directors and           Exhibit 10.12 to
             Executive Officers.             the 1993 Form 10-
                                             K.

    10.5.1   Securities Purchase Agreement   Incorporated by
             dated as of September 8, 1993   reference to
             among Registrant and the        Exhibit 10.13 to
             Purchasers listed therein.      the 1993 Form 10-
                                             K.

    10.6     Form of Registration Rights     Incorporated by
             Agreement dated as of           reference to
             September 8, 1993, among        Exhibit 10.14 to
             Registrant and the Purchasers   the 1993 Form 10-
             listed therein.                 K.

    10.7     Settlement Stipulation, dated   Incorporated by
             January 31, 1995, among Admark  reference to
             International, Ltd., Plaintiff  Exhibit 10.7.3 to
             and Norville Trading Company    the Company's
             Ltd., International Airline     Annual Report in
             Support Group, Inc., and        Form 10-K for the
             Richard R. Wellman,             fiscal year ended
             Defendants.                     May 31, 1995 (the
                                             "1995 Form 10-K").

    10.8     Purchase Agreement, dated       Incorporated by
             January 1995, among             reference to
             International Airline Support   Exhibit 10.1 to
             Group, Inc., Richard R.         the Company's
             Wellman, Lynda Wellman, and     Form 10-Q/A for
             Custom Air Holdings, Inc.,      the quarter ended
             including as an exhibit the     August 31, 1994.
             "General Proxy" executed by
             Richard R. Wellman and Lynda
             Wellman.

    10.10    Assignment and Assumption       Incorporated by
             Agreement, dated January 31,    reference to
             1995, between International     Exhibit 10.2 to
             Airline Service Center, Inc.    the Registrant's
             and Express One International,  Form 10-Q/A for
             Inc.                            the quarter ended
                                             August 31, 1994.

    10.11    Notice of Payment Blockage,     Incorporated by
             dated May 25, 1995.             reference to
                                             Exhibit 10.11 to
                                             the 1995 Form 10-
                                             K.

    10.12    Form of Engagement Letter       Incorporated by
             dated February 16, 1996,        reference to
             between the Registrant and      Exhibit 10.12 to
             Kirkland Messina, Inc. (filed   the Company's
             herewith).                      Registration
                                             Statement on Form
                                             S-4 (File No. 333-
                                             08065), filed on
                                             July 12, 1996.

    10.13    Form of Depositary Agreement    Incorporated by
             between the Registrant and      reference to
             First Union National Bank of    Exhibit 10.13 to
             North Carolina.                 the 1996 Form
                                             10-K.

    10.14    Commission Agreement dated      Incorporated by
             December 1, 1995 between the    reference to
             Registrant and J.M.             Exhibit 10.14 to
             Associates, Inc.                the 1996 Form
                                             10-K.

    10.15    Aircraft Parts Purchase         Incorporated by
             Agreement, dated May 16, 1996,  reference to
             between Paxford Int'l, Inc.     Exhibit 10.15 to
             and the Registrant.             the Company's
                                             Registration
                                             Statement on Form
                                             S-4 (File No. 333-
                                             08065).


    11       Statement regarding             Incorporated by
             computation of per share        reference to
             earnings.                       Exhibit 11 to the
                                             1996 Form 10-K.

    21       Subsidiaries.                   Incorporated by
                                             reference to
                                             Exhibit 21 to the
                                             1996 Form 10-K.

    27       Financial Data Schedule.        Page no. 18.

    99.1     Form of Consent and Letter of   Incorporated by
             Transmittal for the             reference to
             Registrant's 8% Convertible     Exhibit 99.1 to
             Subordinated Debentures due     the Company's
             August 31, 2003.                Registration
                                             Statement on Form
                                             S-4 (File No. 333-
                                             08065).

    99.2     Form of Notice of Guaranteed    Incorporated by
             Delivery for the Registrant's   reference to
             8% Convertible Subordinated     Exhibit 99.2 to
             Debentures due August 31,       the Company's
             2003.                           Registration
                                             Statement on Form
                                             S-4 (File No. 333-
                                             08065).

    99.3     Form of Proxy with respect to   Incorporated by
             the solicitation of the         reference to
             holders of the Registrant's     Exhibit 99.3  to
             Common Stock.                   the Company's
                                             Registration
                                             Statement on Form
                                             S-4 (File No. 333-
                                             08065).

     (b) Reports on Form 8-K

           The Company filed a Current Report on Form 8-K on
      July       12, 1996.  The date of the report was  July
      12, 1996.      The report was with respect to Item 5.

INTERNATIONAL AIRLINE SUPPORT GROUP, INC.  AND SUBSIDIARIES

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL AIRLINE SUPPORT GROUP, INC.
            (Registrant)





/s/George Murnane III
George Murnane III                           Date: 10/15/96
Executive Vice President and
Chief Financial Officer