Form 10-Q
period 1996-11-30
INTERNATIONAL AIRLINE SUPPORT GROUP INC
filed 1997-01-15
CIK 859307

SECURITIES AND EXCHANGE COMMISSION
			     Washington, D.C. 20549

				FORM 10-Q


(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended November 30, 1996 or

[    ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ________________ to __________________.

Commission file number              0-18352
                               ----------------


                  INTERNATIONAL AIRLINE SUPPORT GROUP, INC.
                  -----------------------------------------


		Delaware			    59-2223025
          ------------------                    -----------------
(State or other jurisdiction of          (IRS Employer Identification No.)
 incorporation or organization)


    8095 NW 64th Street, Miami, FL                    33166
    ------------------------------               -----------------
(Address of principal executive offices)         (Zip Code)


Registrant's telephone number, including area code:	(305) 593-2658
                                                      ----------------


	Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES    X               NO
      ---                  ---
APPLICABLE ONLY TO CORPORATE ISSUERS:

	Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

	The number of shares of the Company's common stock outstanding as of January 15, 1997 was 2,395,095.






                                                                FORM 10-Q


INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES



INDEX

                                                                 Page No.
                                                                 --------
Part I	FINANCIAL INFORMATION

		Item 1.   Financial Statements

                Condensed Consolidated Balance Sheets                   3
 	  	  May 31, 1996 and November 30, 1996

		Condensed Consolidated Statements of Operations		4
		  Three Months and Six Months
		    Ended November 30,1995 and 1996

		Condensed Consolidated Statements of Cash Flows		5
		  Six Months Ended November 30, 1995 and 1996

                Notes to Condensed Consolidated Financial               6
		  Statements

		Item 2.   Management's Discussion and Analysis
                  of Results of Operations and Financial Condition      8

Part II	OTHER INFORMATION

                Item 1.   Legal Proceedings                            11

                Item 3.   Defaults upon Senior Securities              11

                Item 6.   Exhibits and Reports on Form 8-K             11


Form 10-Q
International Airline Support Group, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

  ASSETS
                                                                November 30,
                                               May 31, 1996*  1996 (unaudited)
                                               ------------  ----------------
Current assets
        Cash and cash equivalents         $       940,274 $       622,968
	Accounts receivable, net of
        allowance for doubtful accounts
	  of approximately $735,000 at
          May 31, 1996 and $826,000 at
          November 30, 1996                     2,014,691       1,683,662
        Inventories                             9,277,315       8,385,871
        Deferred tax benefit - current,
          net of valuation allowance
	  of $960,000 at May 31, 1996
          and November 30, 1996                     -               -
        Other current assets                       68,798         139,413
                                               ----------      ----------
               Total current assets            12,301,078      10,831,914

Property and equipment
        Aircraft held for lease                 2,974,760       4,031,416
        Building and leasehold improvements        36,815          -
        Machinery and equipment                   972,507         838,779
                                                ---------       ---------
                                                3,984,082       4,870,195

        Accumulated depreciation                2,051,620       2,276,743
        Land and building held for sale           750,000         750,000
                                                ---------       ---------
        Property and equipment, net             2,682,462       3,343,452
Other assets
        Deferred debt costs, net                  762,431         630,202
	Deferred tax benefit, net of
         valuation allowance of
         $3,011,000 at May 31, 1996 and
         November 30, 1996                           -               -
        Deferred restructuring fees               334,860            -
        Deposits and other assets                  51,500            -
                                                ---------        --------
                Total other assets              1,148,791         630,202
                                                ---------        --------
                                        $      16,132,331  $   14,805,568
                                         ================  ===============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
	Current maturities of
         long-term obligations          $       3,695,108  $      833,002
	Long-term obligations in
         default classified as current         14,041,667            -
        Accounts payable                        2,171,496       1,766,248
        Accrued expenses                        3,233,231       2,095,169
                                               ----------       ---------
       Total current liabilities               23,141,502       4,694,419

Long-term obligations, less current maturities
        Credit Facility - revolver                -             4,246,619
        Credit Facility  - term loan              -             2,558,334
        Other long-term obligations               406,760              28
                                                ---------       ---------
       Total long-term obligations, less
        current maturities                        406,760       6,804,981

Commitments and contingencies

Stockholders' equity (deficit)
	Preferred stock - $.001 par value;
         authorized 2,000,000 shares;
         0 shares outstanding at May 31, 1996
         and November 30, 1996.                       -             -
	Common stock - $.001 par value;
         authorized 20,000,000 shares;
         issued and outstanding 149,695 shares
         at May 31, 1996 and 2,395,095 shares
         at November 30, 1996.                        150           2,395
        Additional paid-in capital              2,658,224      13,033,686
        Accumulated deficit                   (10,074,305)     (9,729,913)
                                              ------------     ----------
Total stockholders' equity (deficit)           (7,415,931)      3,306,168
                                              ------------     ----------
                                        $      16,132,331   $  14,805,568
                                        =================   =============

*Condensed from audited Financial Statements


Form 10-Q

International Airline Support Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

                                              Three Months Ended                             Six Months Ended
                                                 November 30,                                   November 30,
                                         1995                    1996                   1995                    1996
                                -----------------       -----------------       -----------------       -----------------
Revenues
	Net sales		$	4,270,586	$	4,803,439	$	8,928,404	$	8,842,111
        Lease revenue                     445,925                 173,333                 748,036                 293,333
                                        ---------               ---------               ---------               ---------
Total revenues                          4,716,511               4,976,772               9,676,440               9,135,444

Cost of sales                           2,763,075               2,900,873               5,392,072               5,218,014
Selling, general and
 administrative expenses                  879,774                 820,304               1,901,145               1,654,958
Financial restructuring costs              51,499                    -                    192,909                   -
Provision for doubtful accounts              -                     50,282                    -                     91,440
Depreciation and amortization             209,544                 252,326                 430,505                 418,138
                                        ---------               ---------               ---------               ---------
Total operating costs                   3,903,892               4,023,785               7,916,631               7,382,550
                                        ---------               ---------               ---------               ---------

Income from operations                    812,619                 952,987               1,759,809               1,752,894

Interest expense                          505,676                 417,314               1,036,394                 906,193
Interest and other income                  (1,605)                (10,046)                 (3,979)                (43,086)
                                          -------                 -------                 --------               ---------
Earnings before income taxes              308,548                 545,719                 727,394                 889,787

Provision for income taxes                  4,250                  14,799                   4,250                  14,799
                                          -------                 -------                  -------                -------
Net earnings before extraordinary
        loss on debt restructuring        304,298                 530,920                 723,144                 874,988
Extraordinary loss on debt
        restructuring                        -                   (530,596)                   -                   (530,596)
                                          -------                --------                 -------                 -------
                  Net earnings    $       304,298       $             324         $       723,144         $       344,392
                                  ===============       =================         ===============         ===============
Per share data:
	Primary earnings per
        common and common equivalent
        share before loss on debt
        restructuring             $          2.03       $            0.32         $          4.83         $          0.97
	Extraordinary loss on
         debt restructuring                   -                     (0.32)                    -                     (0.59)
                                          -------                 -------                --------                --------
Primary earnings per share        $          2.03       $            0.00         $          4.83         $          0.38
                                  ===============       =================         ===============         ===============
	Weighted average shares
         outstanding used in
         primary calculation              149,695               1,646,628                 149,695         $       898,162
                                  ===============       =================         ===============         ===============
	Fully-diluted earnings
        per common and common
        equivalent share before
        loss on debt
        restructuring             $          2.03       $            0.32         $          4.64         $          0.97
	Extraordinary loss on
        debt restructuring                    -                     (0.32)                    -                     (0.59)
                                  ---------------       -----------------         ---------------         ---------------
	Fully-diluted earnings
         per share                $          2.03       $            0.00         $          4.64         $          0.38
                                  ===============       =================         ===============         ===============
	Weighted average shares
         outstanding used in
         fully diluted calculation        149,695               1,646,628                 242,287                 898,162
                                  ===============       =================         ===============         ===============


Form 10-Q

International Airline Support Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

                                                 Six Months ended
                                                   November 30,
                                            1995                 1996
                                       ---------------     ---------------
Cash flows from operating activities:
        Net earnings                   $       723,144     $       344,392
	Adjustments to reconcile net
        earnings to net cash provided
        by (used in) operating
        activities:
		Depreciation and
                 amortization                  430,505             418,138
		Provision for doubtful
                 accounts                         -                 91,440
		Changes in assets and
                 liabilities                  (997,451)            530,816
                                         -------------      --------------
                     Total adjustments        (566,946)          1,040,394

                     Net cash provided
                     by operating activities   156,198           1,384,785

Cash flows from investing activities:
        Capital equipment additions           (625,416)            (35,457)
        Increase in restricted cash               -               (510,368)
                                        --------------      --------------
                      Net cash used in
                      investing activities    (625,416)           (545,825)

Cash flows from financing activities:
        Repayments of debt obligations         (21,055)         (7,310,506)
        Borrowing of debt obligations             -              6,804,953
	Payment of  deferred
         restructuring costs                      -               (560,767)
        Payment of deferred debt issue costs      -               (600,314)
                                       ---------------     ---------------
                      Net cash used in
                      financing activities     (21,055)         (1,666,634)
                                       ---------------     ---------------

Net decrease in cash                          (490,273)           (827,674)
Cash at beginning of period                    848,331             940,274
                                       ---------------     ---------------
Cash at end of period                  $       358,058     $       112,599
                                       ===============     ===============

The accompanying notes are an integral part of these condensed financial statements.


INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     (Unaudited)


1.	In the opinion of management, the accompanying unaudited
condensed consolidated financial statements contain adjustments (consisting only of normal and recurring adjustments) necessary to present fairly International Airline Support Group, Inc.'s condensed consolidated balance sheets as of May 31, 1996 and November 30, 1996, the condensed consolidated statements of operations for the three and six months ended November 30, 1995 and 1996, and the condensed consolidated statements of cash flows for the six months ended November 30, 1995 and 1996.

The accounting policies followed by the Company are described in the May 31, 1996 financial statements.

The results of operations for the three and six months ended
November 30, 1996 are not necessarily indicative of the results to be expected for the full year.


2.	Inventories consisted of the following:

                                     May 31,1996      November 30,1996

        Aircraft parts               $ 7,938,049     $       7,850,710
        Aircraft available for sale    1,339,266               535,161
                                       ---------             ---------
                                     $ 9,277,315           $ 8,385,871
                                       =========             =========

	At November 30, 1996, approximately 99% of the ending inventory (including aircraft held for sale) was costed under the specific identification method, and the remaining 1% was costed as part of pools of parts acquired through whole aircraft purchases.

3.	On October 3, 1996, the Company completed a restructuring of its capital structure (the "Restructuring"). Pursuant to the Restructuring, the Company effected a 1-for-27 reverse split of its common stock, $.001 par value per share (the "Common Stock"); issued approximately 2,245,400 shares of its Common Stock, after giving effect to the reverse split, in exchange for the entire $10,000,000 principal amount outstanding and related accrued interest of its 8% Convertible Debentures due November 30, 2003 (the "Debentures"); and redeemed the entire $7,700,000 principal amount outstanding of its 12% Senior Notes due July 17, 1997 (the "Senior Notes") with the proceeds of an advance under a credit agreement entered into on October 3 (the "Credit Agreement"). Consummation of the Restructuring cured all defaults with respect to the Debentures and the Senior Notes.

All references to the number of common shares and per common share amounts throughout the financial statements have been restated to reflect the reverse split.



INTERNATIONAL AIRLINE SUPPORT GROUP, INC.  AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)


4.	Primary earnings per share is computed for the three months and the six months ended November 30, 1995 and 1996 by dividing net earnings by the weighted average number of common shares outstanding and common stock equivalents. Stock options and warrants are considered common stock equivalents unless their inclusion would be antidilutive. For the purpose of computing common stock equivalents for stock options and warrants, the modified treasury stock method was not used as the effect would be anti-dilutive. The Debentures are not considered common stock equivalents for the purpose of computing primary earnings per share as the effective yield on the securities exceeded 66-2/3% of the average Aa corporate bond rate at the time of issuance.

Fully diluted earnings per share is computed for the three months and the six months ended November 30, 1995 and 1996 as if the Debentures were converted into common stock as of the beginning of the period. Stock options and warrants are not considered common stock equivalents for the purpose of computing fully diluted earnings per share as the effect would be anti-dilutive under the modified treasury stock method.

5.	Supplemental Cash Flow Disclosures:

	Cash payments for interest were $626,000 and $712,000 for the six months ended November 30, 1995 and 1996, respectively.


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

RESULTS OF OPERATIONS:

Revenues

Parts sales (excluding the sale of aircraft and engines) for the three and six months ended November 30, 1996 were $4.8 million and $8.8 million, respectively, compared to $4.1 million and $7.9 million, respectively, during the three and six months ended November 30, 1995. Aircraft and engine sales were $180,000 and $1.1 million, respectively, during the three and six months ended November 30, 1995. No sales of aircraft or engines occurred during the three or six months ended November 30, 1996. Aircraft and engine sales are unpredictable transactions and may fluctuate significantly from period to period, dependent, in part, upon the Company's ability to purchase aircraft or engines at attractive prices and resell them within a relatively brief period of time, as well as the overall market for aircraft and engines. Lease revenue decreased to $173,000 and $293,000 during the three and six months ended November 30, 1996, respectively, compared to $446,000 and $748,000, during the three and six months ended November 30, 1995, respectively. The decrease in lease revenues was attributable to the termination of a lease prior to the commencement of the Company's 1997 fiscal year. The increase in parts sales for the three months ended November 30, 1996 offset the decrease in aircraft and engine sales and lease revenue, and as a result, total revenue during the three months ended November 30, 1996 increased 5.5% to $5.0 million, from $4.7 million during the three months ended November 30, 1995. The increase in parts sales for the six months ended November 30, 1996 was insufficient to offset the decrease in aircraft and engine sales and lease revenue, and, as a result, total revenues during the six months ended November 30, 1996 decreased 5.6% to $9.1 million, from $9.7 million during the six months ended November 30, 1995.

In addition, revenues during the six months ended November 30, 1995 were increased as a result of the settlement of certain disputes with a customer. Pursuant to the settlement, the customer paid the Company $660,000 and the Company canceled a note receivable from the customer. The Company also released all claims it had against the customer, which included among other things, claims for the purchase price of parts purchased by the customer on open account or pursuant to a consignment arrangement. The customer released certain claims it had against the Company as part of the settlement. The transaction resulted in a net gain to the Company of approximately $345,000, consisting of the excess of cash received over the net carrying value of the note receivable and cost of the inventory. The Company recorded as net sales the cost of the inventory plus the amount of the net gain.

INTERNATIONAL AIRLINE SUPPORT GROUP, INC.  AND SUBSIDIARIES

Cost of Sales

Cost of sales increased 5.0% from $2.8 million during the three months ended November 30, 1995 to $2.9 million during the three months ended November 30, 1996, primarily as a result of higher revenues. Cost of sales decreased 3.2% from $5.4 million during the six months ended November 30, 1995 to $5.2 million during the six months ended November 30, 1996, primarily as a result of lower aircraft and engines sales. As a percentage of total revenues, cost of sales for the three and six months ended November 30, 1995 was 59% and 56%, respectively, compared to 58% and 57% during the three and six months ended November 30, 1996, respectively.


Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased from $880,000 and $1.9 million during the three and six months ended
November 30, 1995, respectively, to $820,000 and $1.7 million during the three and six months ended November 30, 1996, respectively.


Financial Restructuring Costs

Included in financial restructuring costs during the six months ended November 30, 1995 were $192,909 of legal, accounting and other consulting fees in connection with the Company's debt restructuring activities. Such costs were subsequently capitalized as deferred restructuring fees during the fourth fiscal quarter ended May 31, 1996. In connection with the successful completion of the Restructuring on October 3, 1996, as described in Note 3 of Notes to Condensed Consolidated Financial Statements, deferred restructuring costs were charged to additional paid-in capital, as of the closing date of the Restructuring.


Depreciation and Amortization

Depreciation and amortization for the three and six months ended
November 30, 1995 totaled $210,000 and $431,000, respectively, compared to $252,000 and $418,000 for the three and six months ended November 30, 1996, respectively.


Interest Expense

Interest expense for the three and six months ended November 30, 1995 was $507,000 and $1.0 million, respectively, compared to $417,000 and $906,000 for the three and six months ended November 30, 1996, respectively. The decrease in interest expense from 1995 to 1996 was due to a net reduction in total debt outstanding during this period from $20.3 million at November 30, 1995 to $7.6 million at November 30, 1996.


	INTERNATIONAL AIRLINE SUPPORT GROUP, INC.  AND SUBSIDIARIES


Income Taxes

The Company recorded an income tax provision (resulting from alternative minimum tax rules) of $4,250 during the three and six months ended November 30, 1995. During the three and six months ended November 30, 1996, the Company recorded an income tax provision of $14,799.


Loss on Debt Restructuring

In connection with the Restructuring, the Company recorded an extraordinary loss of $530,596 relating to the exchange of the Debentures.


Liquidity and Capital Resources

On October 3, 1996, the Company completed a Restructuring of the Senior Notes and Debentures. The terms of the Restructuring and impact on the Company's liquidity and capital resources are discussed in the Company's Proxy Statement/Prospectus filed with the Securities and Exchange Commission on August 29, 1996.

Concurrently with the Restructuring, the Company entered into the Credit Agreement, which provides for a $3 million term loan and up to an $11 million revolving credit (collectively referred to as the ("Credit Facility"). The Credit Facility is secured by substantially all of the assets of the Company and availability of amounts for borrowing is subject to certain limitations and restrictions. Such limitations and restrictions are discussed in the Company's Proxy Statement/Prospectus filed with the Securities and Exchange Commission on August 29, 1996.

At November 30, 1996, the Company was permitted to borrow up to an additional $4.3 million pursuant to the revolving credit facility.
The Company believes that amounts available to be borrowed pursuant to the Credit Agreement and its working capital will be sufficient to meet the requirements of the Company's business for the foreseeable future. The Company had no material commitments for capital expenditures as of November 30, 1996.



INTERNATIONAL AIRLINE SUPPORT GROUP, INC.  AND SUBSIDIARIES


PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

The Company is from time to time subject to legal proceedings and claims that arise in the ordinary course of its business. On the date hereof, no such proceedings are pending and no such claims have been asserted.


Item 3. DEFAULTS UPON SENIOR SECURITIES

Prior to the Restructuring, the Company was in default in the payment of principal and certain payments of interest on the Senior Notes and was in default in the payment of interest on the Debentures.

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

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

	(a) Exhibits

                                                 Page Number or
Exhibit Number   Description                     Method of Filing
--------------   -----------                     ----------------
2.1.1            Form of Standstill              Incorporated by reference
                 Agreement dated July 8,         to exhibit 2.1.1 to the
                 1996 among the Registrant       Company's Registration
                 and the holders of the          Statement on Form S-4
                 Registrant's 12% Senior         (File No. 333-08065),
                 Secured Notes due 1997          filed July 12,1996
                 who are signatories
                 thereto.

2.1.2            Form of Standstill              Incorporated by reference
                 Agreement dated July 11,        to Exhibit 2.1.2 to the
                 1996 among the Registrant       Company's Annual Report
                 and the holders of the          on form 10-K for the fiscal
                 Registrant's 12% Senior         year ended May, 31 1996,
                 Secured Notes due 1997          as amended (the "1996 Form
                 who are signatories             10K").
                 thereto.

2.2              Form of Warrant Agreement       Incorporated by reference
                 Amendment No. 1, dated as       to Exhibit 2.2 to the
                 of July 9, 1996, among          Company's Registration
                 the Registrant and the          Statement on Form S-4
                 holders of the Warrants,        (File No. 333-08065),
                 dated July 17, 1992, who        filed on July 12, 1996
                 are signatories thereto.

2.3              Letter, dated June 7,           Incorporated by reference
                 1996, from BNY Financial        to Exhibit 2.3 to the
                 Corporation to the              Company's Registration
                 Registrant with attached        Statement on Form S-4
                 Term Sheet.                     (File No. 333-08065),
                                                 filed on July 12, 1996.

2.4              Credit Agreement between        Incorporated by reference
                 BNY Financial Corporation       to Exhibit 2.4 to the
                 and the Registrant.             1996 Form 10-K.

3.1              Amended and Restated            Incorporated by reference
                 Certificate of                  to Exhibit 3.1 to the
                 Incorporation of the            1996 Form 10-K.
                 Registrant.

3.2              Restated and Amended            Incorporated by reference
                 Bylaws of the Registrant,       to Exhibit 3.2 to the
                 as amended.                     1996 Form 10-K.

4.1              Specimen Common Stock           Incorporated by reference
                 Certificate.                    to Exhibit 4.1 to the
                                                 1996 Form 10-K.

4.2              Form of Warrant issued to       Incorporated by reference
                 holders of Senior Notes.        to Exhibit 4-A to the
                                                 Company's form 8-K dated
                                                 July 17, 1992 (the "July
                                                 1992 Form 8-K").

4.3              Form of 8% Convertible          Incorporated by reference
                 Subordinated Debentures         to Exhibit 4.3 to the
                 due August 31, 2003.            1993 Form 10-K.

4.4              Form of 12% Senior              Incorporated by reference
                 Secured Notes.                  to Exhibit 4.4 to the
                                                 Company's Registration
                                                 Statement on Form S-4
                                                 (File No. 333-08065), filed
                                                 on July 12, 1996.

10.1.1           Employment Agreement,           Incorporated by reference
                 dated as of December 1,         to Exhibit 10.1.1 to the
                 1995, between the               1996 Form 10-K.
                 Registrant and Alexius A.
                 Dyer III, as amended on
                 October 3, 1996.

10.1.2           Employment Agreement,           Incorporated by reference
                 dated as of October 3,          to Exhibit 10.1.2 to the
                 1996, between the               1996 Form 10-K.
                 Registrant and George
                 Murnane III.

10.2.1           1996 Long-Term Incentive        Incorporated by reference
                 and Share Award Plan.           to Appendix B to the Proxy
                                                 Statement/Prospectus included
                                                 in the Company's Registration
                                                 Statement on Form S-4 (File
                                                 No. 333-08065).

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

10.2.3           Bonus Plan.                     Incorporated by reference
                                                 to Exhibit 10.2.4 to the
                                                 1992 Form 10-K.

10.2.4           Cafeteria Plan.                 Incorporated by reference
                                                 to Exhibit 10.2.5 of the
                                                 1993 Form 10-K.

10.2.5           Form of Option                  Incorporated by reference
                 Certificate (Employee           to Exhibit 10.2.5 to the
                 Non-Qualified Stock             1996 Form 10-K.
                 Option).

10.2.6           Form of Option                  Incorporated by reference
                 Certificate (Director           to Exhibit 10.2.6 to the
                 Non-Qualified Stock             1996 Form 10-K.
                 Option).

10.2.7           Form of Option                  Incorporated by reference
                 Certificate (Incentive          to Exhibit 10.2.7 to the
                 Stock Option).                  1996 Form 10-K.

10.7             Settlement Stipulation,         Incorporated by reference
                 dated January 31, 1995,         to Exhibit 10.7.3 to the
                 among Admark                    Company's Annual Report
                 International, Ltd.,            in Form 10-K for the
                 Plaintiff and Norville          fiscal year ended
                 Trading Company Ltd.,           May 31, 1995 (the "1995
                 International Airline           Form 10-K").
                 Support Group, Inc., and
                 Richard R. Wellman,
                 Defendants.

10.8             Purchase Agreement, dated       Incorporated by reference
                 January 1995, among             to Exhibit 10.1 to the
                 International Airline           Company's 10-Q/A for the
                 Support Group, Inc.,            quarter ended August 31,
                 Richard R. Wellman, Lynda       1994.
                 Wellman, and Custom Air
                 Holdings, Inc., including
                 as an exhibit the
                 "General Proxy" executed
                 by Richard R. Wellman and
                 Lynda Wellman.

10.10            Assignment and Assumption       Incorporated by reference
                 Agreement, dated January        to Exhibit 10.2 to the
                 31, 1995, between               Registrant's Form 10-Q/A
                 International Airline           for the quarter ended
                 Service Center, Inc. and        August 31, 1994.
                 Express One International, Inc.

10.11            Notice of Payment               Incorporated by reference
                 Blockage, dated May 25,         to Exhibit 10.11 to the
                 1995.                           1995 Form 10-K.

10.12            Form of Engagement Letter       Incorporated by reference
                 dated February 16, 1996,        to Exhibit 10.12 to the
                 between the Registrant          Company's Registration
                 and Kirkland Messina,           Statement on Form S-4
                 Inc. (filed herewith).          (File No. 333-08065),
                                                 filed on July 12, 1996.

10.14            Commission Agreement            Incorporated by reference
                 dated December 1, 1995          to Exhibit 10.14 to the
                 between the Registrant          1996 Form 10-K.
                 and J.M. Associates, Inc.

10.15            Aircraft Parts Purchase         Incorporated by reference
                 Agreement, dated May 16,        to Exhibit 10.15 to the
                 1996, between Paxford           Company's Registration
                 Int'l, Inc. and the             Statement on Form S-4
                 Registrant.                     (File No. 333-08065).

11               Statement regarding             Incorporated by reference
                 computation of per share        to Exhibit 11 to the 1996
                 earnings.                       Form 10-K.

21               Subsidiaries.                   Incorporated by reference
                                                 to Exhibit 21 to the 1996
                                                 Form 10-K.


27               Financial Data Schedule.        Page no. 19



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

INTERNATIONAL AIRLINE SUPPORT GROUP, INC.
-----------------------------------------
            (Registrant)





/s/George Murnane III                                  January 15, 1997
---------------------                                  ----------------
George Murnane III                                     Date
Executive Vice President and
Chief Financial Officer