Form 10-Q
period 1997-02-28
INTERNATIONAL AIRLINE SUPPORT GROUP INC
filed 1997-04-15
CIK 859307

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                FORM 10-Q


(Mark One)

[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended February 28, 1997 or

[    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ________________ to __________________.

Commission file number          0-18352


                        INTERNATIONAL AIRLINE SUPPORT GROUP, INC.


                Delaware                            59-2223025
(State or other jurisdiction of   (IRS Employer Identification No.)
 incorporation or organization)


1954 Airport Road, Suite 200, Atlanta, GA             30341
(Address of principal executive offices)            (Zip Code)


Registrant's telephone number, including area code:     (770) 455-7575



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

        The number of shares of the Company's common stock outstanding as of April 15, 1997 was 2,395,095.

                                                               FORM 10-Q

INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES



INDEX

                                                                   Page No.

Part I  FINANCIAL INFORMATION

               Item 1.   Financial Statements

                Condensed Consolidated Balance Sheets                   3
                  May 31, 1996 and February 28, 1997

                Condensed Consolidated Statements of Operations         4
                  Three Months and Nine months
                    Ended February 29, 1996 and February 28, 1997

                Condensed Consolidated Statements of Cash Flows         5
                  Nine months
                    Ended February 29, 1996 and February 28, 1997

                Notes to Condensed Consolidated Financial               6
                  Statements

                Item 2.   Management's Discussion and Analysis
                  of Financial Condition and Results of Operations      8

Part II OTHER INFORMATION

                Item 1.   Legal Proceedings                            13

                Item 3.   Defaults upon Senior Securities              13

                Item 6.   Exhibits and Reports on Form 8-K             13

Form 10-Q
International Airline Support Group, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

  ASSETS
                                                                                           February 28,
                                         May 31,         1997
                                          1996*       (unaudited)
Current assets                        -----------      ----------
  Cash and cash equivalents       $       940,274 $       681,107
  Accounts receivable, net of
  allowance for doubtful accounts
  of approximately $735,000 at
  May 31, 1996 and $881,000 at
  February 28, 1997                     2,014,691       2,078,877
  Inventories                           9,277,315      12,075,983
  Deferred tax benefit - current,
  net of valuation allowance
  of $960,000 at May 31, 1996 and
  February 28, 1997                         -               -
  Other current assets                     68,798          240,682
                                      -----------       ----------
       Total current assets            12,301,078       15,076,649

Property and equipment
  Aircraft and engines held for lease   2,974,760        1,214,458
  Building and leasehold improvements      36,815           -
  Machinery and equipment                 972,507          887,359
                                       ----------       ----------
                                        3,984,082        2,101,817
  Accumulated depreciation              2,051,620          980,825
  Land and building held for sale         750,000          750,000
                                       ----------       ----------
  Property and equipment, net           2,682,462        1,870,992
Other assets
  Deferred debt costs, net                762,431          597,952
  Deferred tax benefit, net of
  valuation allowance of
  $3,011,000 at May 31, 1996 and
  February 28, 1997                           -               -
  Deferred restructuring fees             334,860             -
  Deposits and other assets                51,500             -
                                       ----------       ----------
        Total other assets              1,148,791          597,952
                                       ----------       ----------
                              $        16,132,331    $  17,545,593
                                       ==========       ==========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
  Current maturities of
  long-term obligations        $        3,695,108 $        846,880
  Long-term obligations in default
  classified as current                14,041,667            -
  Accounts payable                      2,171,496        1,037,851
  Accrued expenses                      3,233,231        1,923,918
                                       ----------       ----------
  Total current liabilities            23,141,502        3,808,649

Long-term obligations, less
  current maturities
  Credit Facility - revolver               -             7,494,438
  Credit Facility  - term loan             -             2,433,336
  Other long-term obligations             406,760            -
                                       ----------       ----------
  Total long-term obligations,
   less current maturities                406,760        9,927,774

Commitments and contingencies

Stockholders' equity (deficit)
  Preferred stock - $.001
  par value; authorized 2,000,000
  shares;
  0 shares outstanding at May 31, 1996
  and February 28, 1997.                     -               -
  Common stock - $.001 par value;
  authorized 20,000,000 shares;
  issued and outstanding 149,695 shares
  at May 31, 1996 and
  2,395,095 shares at
  February 28, 1997.                          150            2,395
  Additional paid-in capital            2,658,224       13,033,686
  Accumulated deficit                 (10,074,305)      (9,226,911)
                                       ----------       ----------
  Total stockholders' equity
  (deficit)                            (7,415,931)       3,809,170
                                       ----------       ----------
                               $       16,132,331   $   17,545,593
                                       ==========       ==========


*Condensed from audited Financial Statements

Form 10-Q

International Airline Support Group, Inc. and Subsidiaries


CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

                                Three Months Ended            Nine months Ended
                               February 29,  February 28,          February 28,
                                   1996          1997           1996          1997
                                 -----------   -----------    ----------     ----------
Revenues
  Net sales                     $  7,318,730  $  5,398,573  $ 16,247,134  $  14,240,684
  Lease revenue                      529,133       279,667     1,277,169        573,000
                                 -----------   -----------    ----------     ----------
  Total revenues                   7,847,863     5,678,240    17,524,303     14,813,684

Cost of sales                      4,369,628     3,662,379     9,761,700      8,880,392
Selling, general and
  administrative expenses          1,141,055       943,219     3,046,450      2,598,178
Financial restructuring costs        112,776         -           305,685         -
Provision for doubtful accounts      317,084        55,351       317,084        146,790
Depreciation and amortization        183,232       167,702       613,737        585,840
                                 -----------   -----------    ----------     ----------
  Total operating costs            6,123,775     4,828,651    14,044,656     12,211,200
                                 -----------   -----------    ----------     ----------

  Income from operations           1,724,088       849,589     3,479,647      2,602,484

Interest expense                     475,306       283,568     1,511,700      1,189,761
Interest and other income               (578)      (24,814)       (4,557)       (67,899)
                                 -----------   -----------    ----------     ----------
  Earnings before income taxes     1,249,360       590,835     1,972,504      1,480,622

Provision for income taxes              -           87,833          -           102,632

Net earnings before extraordinary
  loss on debt restructuring       1,249,360       503,002     1,972,504      1,377,990
                                 -----------   -----------    ----------     ----------
  Extraordinary loss on debt
  restructuring                         -             -             -          (530,596)

Net earnings                    $  1,249,360    $  503,002  $  1,972,504   $    847,394
                                  ==========     =========    ==========      =========
Per share data:
  Earnings per common
  and common equivalent share
  before loss on debt
  restructuring                 $       8.35    $     0.21  $      13.18   $       1.04
  Extraordinary loss on debt
  restructuring                          -             -             -            (0.40)
                                 -----------   -----------    ----------     ----------
  Earnings per share            $       8.35    $     0.21  $      13.18   $       0.64
                                 ===========   ===========    ==========     ==========
  Weighted average shares
  outstanding used in
  calculation                        149,696     2,395,095       149,696      1,330,608
                                 ===========   ===========    ==========     ==========


Form 10-Q

International Airline Support Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

                                                                                  Nine months ended
                                        February 29,         February 28,
                                             1996                  1997
                                         ----------            ----------
Cash flows from
operating activities:
  net earnings                     $       1,972,504       $       847,394
  Adjustments to reconcile net
  earnings to net cash provided
  by (used in) operating activities:
Depreciation and amortization                613,737               762,631
Provision for doubtful accounts              335,413               146,790
Increase in inventory                       (935,587)           (2,479,066)
Changes in accounts payable and
 accrued expenses                            767,904            (1,169,624)
Changes in other assets and liabilities   (1,649,742)              199,236
                                           ---------             ---------

    Total adjustments                       (868,275)           (2,540,034)

Net cash provided by operating activities  1,104,229            (1,692,640)

Cash flows from investing activities:
    Capital equipment additions            (240,044)               (93,973)
                                          ---------              ---------

Net cash used in investing activities      (240,044)               (93,973)

Cash flows from financing activities:
    Repayments of debt obligations       (1,481,803)            (7,296,654)
        Proceeds of new borrowings            -                  9,927,774
        Payment of  deferred
        restructuring costs                   -                   (593,731)
        Payment of deferred debt issue
        costs                                 -                   (509,943)
                                          ---------              ---------
        Net cash used in financing
        activities                       (1,481,803)             1,527,446
                                          ---------              ---------

Net decrease in cash                       (617,618)              (259,167)
Cash and cash equivalents at
 beginning of period                        848,331                940,274
                                          ---------              ---------

Cash and cash equivalents at
 end of period                       $      230,713       $        681,107
                                          =========              =========

The accompanying notes are an integral part of these condensed financial statements.


INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     (Unaudited)

1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain adjustments (consisting only of normal and recurring adjustments) necessary to present fairly International Airline Support Group, Inc.'s condensed consolidated balance sheets as of May 31, 1996 and February 28, 1997, the condensed consolidated statements of operations for the three and nine months ended February 29, 1996 and February 28, 1997, and the condensed consolidated statements of cash flows for the nine months ended February 29, 1996 and February 28, 1997.

The accounting policies followed by the Company are described in the May 31, 1996 financial statements.

The results of operations for the three and nine months ended
February 28, 1997 are not necessarily indicative of the results to be expected for the full year.

2.      Inventories consisted of the following:

                                May 31,1996       February 28,1997
                                -----------       ----------------
        Aircraft parts          $ 7,938,049          $ 9,997,722
        Aircraft and Engines
           available for sale     1,339,266            2,078,261
                                  ---------          -----------
                                $ 9,277,315          $12,075,983
                                  =========          ===========

        At February 28, 1997, approximately 99% of the ending inventory (including aircraft and engines held for sale) was costed under the specific identification method, and the remaining 1% was costed as part of pools of parts acquired through whole aircraft purchases.

3. On October 3, 1996, the Company completed a restructuring of its capital structure (the "Restructuring"). Pursuant to the Restructuring, the Company effected a 1-for-27 reverse split of its common stock, $.001 par value per share (the "Common Stock"); issued approximately 2,245,400 shares of its Common Stock, after giving effect to the reverse split, in exchange for the entire $10,000,000 principal amount outstanding of, and related accrued interest on, its 8% Convertible Debentures due November 30, 2003 (the "Debentures");
and redeemed the entire $7,700,000 principal amount outstanding of its 12% Senior Notes due July 17, 1997 (the "Senior Notes") with the proceeds of an advance under a credit agreement entered into on October 3 (the "Credit Agreement"). Consummation of the
Restructuring cured all defaults with respect to the Debentures and the Senior Notes.

All references to the number of common shares and per common share amounts throughout the financial statements have been restated to reflect the reverse split.



INTERNATIONAL AIRLINE SUPPORT GROUP, INC.  AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)


4. Primary earnings per share is computed for the three months and the nine months ended February 29, 1996 and February 28, 1997 by dividing net earnings by the weighted average number of common shares outstanding and common stock equivalents. Stock options and warrants are considered common stock equivalents unless their inclusion would be antidilutive. For the purpose of computing common stock equivalents for stock options and warrants, the modified treasury stock method was not used as the effect would be anti-dilutive. The Debentures are not considered common stock equivalents for the purpose of computing primary earnings per share as the effective yield on the securities exceeded 66-2/3% of the average Aa corporate bond rate at the time of issuance.

5.      Credit Facility

        On October 3, 1996, the Company entered into the Credit Agreement, which provides for a $3 million term loan and up to an $11 million revolving credit (collectively referred to as the "Credit Facility"). The Credit Facility is secured by substantially all of the assets of the Company and availability of amounts for borrowing is subject to certain limitations and restrictions. Such limitations and restrictions are discussed in the Company's Proxy Statement/Prospectus filed with the Securities and Exchange Commission on August 29, 1996.


6.      Supplemental Cash Flow Disclosures:

Cash payments for interest were $941,000 and $945,000 for the nine months ended February 29, 1996 and February 28, 1997, respectively. Cash and cash equivalents include $703,039 of restricted cash at February 28, 1997. Restricted cash includes customer receipts deposited into the Company's lockbox account, which are applied the next business day against the outstanding amount of the Credit Facility, and customer deposits on aircraft and engines leases.


 INTERNATIONAL AIRLINE SUPPORT GROUP, INC.  AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
  OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following is management's discussion and analysis of certain significant factors which have affected the Company's operating results and financial position during the periods included in the accompanying condensed consolidated financial statements.

RESULTS OF OPERATIONS:

Revenues

Parts sales (excluding the sale of aircraft and engines) for the three and nine months ended February 28, 1997 were $4.7 million and $13.6 million, respectively, compared to $5.9 million and $14.4 million, respectively, during the three and nine months ended February 29, 1996. Aircraft and engine sales were $650,000 for both the three and nine months ended February 28, 1997 compared to $1.5 million and $1.8 million, respectively, for the three and nine months ended February 29, 1996. Aircraft and engine sales are unpredictable transactions and may fluctuate significantly from period to period, dependent, in part, upon the Company's ability to purchase aircraft or engines at attractive prices and resell them, as well as the overall market for aircraft and engines. Lease revenue decreased to $280,000 and $573,000 during the three and nine months ended February 28, 1997, respectively, compared to $529,000 and $1.3 million during the three and nine months ended February 29, 1996, respectively. The decrease in lease revenues was attributable to the termination of a lease during fiscal year 1996. Total revenue during the three months ended February 28, 1997 decreased to $5.7 million from $7.8 million during the three months ended February 29, 1996, while total revenues during the nine months ended February 28, 1997 decreased to $14.8 million from $17.5 million during the nine months ended February 29, 1996. This lower revenue was due primarily to extraordinary part sales during the February 29, 1996 quarter attributable to the introduction of a new aircraft type by one customer, lower lease revenue, and lower aircraft and engine sales.

In addition, revenues during the nine months ended February 29, 1996 increased as a result of the settlement of certain disputes with a customer. Pursuant to the settlement, the customer paid the Company $660,000 and the Company canceled a note receivable from the customer. The Company also released all claims it had against the customer, which included among other things, claims for the purchase price of parts purchased by the customer on open account or pursuant to a consignment arrangement. The customer released certain claims it had against the Company as part of the settlement. The transaction resulted in a net gain to the Company of approximately $345,000, consisting of the excess of cash received over the net carrying value of the note receivable and cost of the inventory. The Company recorded as net sales the cost of the inventory plus the amount of the net gain.



INTERNATIONAL AIRLINE SUPPORT GROUP, INC.  AND SUBSIDIARIES


Cost of Sales

Cost of sales decreased 16.0% from $4.4 million during the three months ended February 29, 1996 to $3.7 million during the three months ended February 28, 1997, primarily as a result of lower revenues. Cost of sales decreased 9.0% from $9.8 million during the nine months ended February 29, 1996 to $8.9 million during the nine months ended February 28, 1997, primarily as a result of lower revenues. As a percentage of total revenues, cost of sales for the three and nine months ended February 28, 1997 was 64% and 60%, respectively, compared to 56% during both the three and nine months ended February 29, 1996. The increase in the cost of sales as a percentage of revenues is in large part due to lower aircraft and engine sales in fiscal year 1997. Excluding aircraft and engine transactions, which transactions are unpredictable and fluctuate from period to period, cost of sales as a percentage of part sales during the three and nine months ended February 29, 1996 was 65% and 62%, respectively, compared to 67% and 62% during the three and nine months ended February 28, 1997, respectively.


Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased from $1.1 million and $3.0 million during the three and nine months ended February 29, 1996, respectively, to $943,000 and $2.6 million during the three and nine months ended February 28, 1997, respectively. This decrease is due, in part, to lower levels of salary and bonuses, professional fees, commissions paid to outside representatives, and expenses relating to the Company's Texas operation. These lower levels of expenses resulted from the closure of the Company's Texas operation, a reduction in the Company's workforce from fiscal 1996 levels, and the capitalization of certain financial restructuring costs.


Financial Restructuring Costs

Included during the three and nine months ended February 29, 1996 were approximately $113,000 and $306,000, respectively, of legal, accounting and other consulting fees in connection with the Company's debt restructuring activities. Such costs were subsequently capitalized as deferred restructuring fees during the fourth fiscal quarter ended May 31, 1996. In connection with the successful completion of the Restructuring on October 3, 1996, as described in
Note 3 of Notes to Condensed Consolidated Financial Statements, deferred restructuring costs were charged to additional paid-in capital, as of the closing date of the Restructuring.







        INTERNATIONAL AIRLINE SUPPORT GROUP, INC.  AND SUBSIDIARIES


Depreciation and Amortization

Depreciation and amortization for the three and nine months ended
February 29, 1996 totaled $183,000 and $614,000, respectively, compared to $168,000 and $586,000 for the three and nine months ended February 28, 1997, respectively.


Interest Expense

Interest expense for the three and nine months ended February 29, 1996 was $475,000 and $1.5 million, respectively, compared to $284,000 and $1.2 million for the three and nine months ended February 28, 1997, respectively. The decrease in interest expense from 1996 to 1997 was due to a net reduction in total debt outstanding during this period from $18.9 million at February 29, 1996 to $10.8 million at February 28, 1997.


Income Taxes

The Company recorded an income tax provision of $88,000 and $103,000 during the three and nine months ended February 28, 1997, respectively. No income tax provision or benefits were recorded during the three and nine months ended February 29, 1996, respectively, as the Company had net operating loss carryforwards sufficient to offset income.


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

        INTERNATIONAL AIRLINE SUPPORT GROUP, INC.  AND SUBSIDIARIES


At February 28, 1997, the Company was permitted to borrow up to an additional $2.5 million pursuant to the revolving credit facility.
The Company believes that amounts available to be borrowed pursuant to the Credit Agreement and its working capital will be sufficient to meet the requirements of the Company's business for the foreseeable future. The Company had no material commitments for capital expenditures as of February 28, 1997.


Forward Looking Statements

This Form 10-Q contains statements that may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements include statements regarding the capital spending and future financing plans of the Company and reflect the intent, belief or current expectations of the Company and members of its management team. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

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

10.1.2           Employment Agreement,           Filed herewith.
                 dated as of October 3,
                 1996, between the
                 Registrant and George
                 Murnane III.

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

INTERNATIONAL AIRLINE SUPPORT GROUP, INC.
-----------------------------------------
            (Registrant)





/s/George Murnane III                            April 15, 1997
George Murnane III                               --------------
Executive Vice President and                     Date
Chief Financial Officer