Form 10-K
period 1997-05-31
INTERNATIONAL AIRLINE SUPPORT GROUP INC
filed 1997-08-15
CIK 859307

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549



                             FORM 10-K

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended MAY 31, 1997

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period   from   ____________________    to
        _______________________

                      Commission File Number 0-18352

                 INTERNATIONAL AIRLINE SUPPORT GROUP, INC.

           (Exact name of Registrant as specified in its charter)

       Delaware                                      59-2223025
 (State or other jurisdiction                      (I.R.S. Employer
           of                                    Identification No.)
 incorporation or organization)

 1954 Airport Road, Suite 200,
        Atlanta, Georgia                                30341
 (Address of principal executive offices)             (Zip Code)


                                 (770) 455-7575

           (Registrant's telephone number, including area code)


        Securities registered pursuant to Section 12(b) of the Act:

Title of class                              Name of each exchange on
                                                which registered
Common Stock, $.001 par value               American Stock Exchange


      Securities registered pursuant to Section 12(g) of the Act:  None

            Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

            Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X]

            At August 12, 1997, the aggregate market value of common stock held by non-affiliates of the Registrant was approximately $19,415,203.50.

            The number of shares of the Registrant's Common Stock outstanding as of August 12, 1997 was 2,395,095.

                           DOCUMENTS INCORPORATED BY REFERENCE:

                Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on September 22, 1997 are incorporated by reference in
                               Parts III and IV.

                   INTERNATIONAL AIRLINE SUPPORT GROUP INC.
                          ANNUAL REPORT OF FORM 10-K
                        FOR THE YEAR ENDED MAY 31, 1997



                               TABLE OF CONTENTS

                                                                          PAGE

           PART I............................................................1

            Item 1. Business 1
            Item 2. Properties 7
            Item 3. Legal Proceedings 7
            Item 4. Submission of Matters to a Vote of Security Holders 7

           PART II...........................................................8

            Item 5. Market for the Registrant's Common Stock and Related
                  Stockholder Matters........................................8
            Item 6. Selected Financial Data 9
            Item 7. Management's Discussion and Analysis of Financial Condition
                  and Results of
                        Operations 10
            Item 8. Financial Statements and Supplementary Data 14
            Item 9.     Changes in and Disagreements with Accountants on
                        Accountingand Financial Disclosure..................14

           PART III.........................................................15

            Item 10. Directors and Executive Officers of the Registrant 15
            Item 11. Executive Compensation 15
            Item 12. Security Ownership of Certain Beneficial Owners and
                  Management................................................15
            Item 13. Certain Relationships and Related Transactions 15

           PART IV..........................................................16

            Item 14. Exhibits, Financial Statement Schedules and Reports on
                  Form 8-K..................................................16

           SIGNATURES.......................................................19

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

           General

            International Airline Support Group, Inc. (the "Company") is a worldwide supplier of spare parts to the aviation redistribution market. The Company sells spare parts to major commercial passenger airlines, air cargo carriers, maintenance and repair facilities and other redistributors. The parts sold by the Company include avionics, rotable and expendable airframe and engine components for commercial aircraft, including Airbus, Boeing and McDonnell-Douglas aircraft and Pratt & Whitney and Rolls-Royce jet engines. During the year ended May 31, 1997 ("fiscal 1997"), the Company supplied parts to over 671 customers worldwide, 625 of whom were domestic customers and 46 of whom were foreign customers. Currently, the Company specializes in replacement parts for McDonnell-Douglas MD-80 and DC-9 aircraft. Management believes that the Company has one of the most extensive inventories of aftermarket MD-80 and DC-9 parts in the industry.

            The Company became a supplier of aircraft parts in the early 1980s by parting out Douglas DC-8 aircraft and reselling the resulting spare parts. Based upon the Company's success in parting out DC-8 aircraft, which was last produced in 1982, the Company began purchasing and parting out DC-9 aircraft in 1991. Production of DC-9 aircraft ceased in 1982. The DC-8 and DC-9 aircraft have life expectancies that have exceeded the manufacturer's original estimates. Beginning in 1992, the Company began purchasing and parting out Boeing 727 aircraft. The Company has acquired thirty-eight DC-8, eight DC-9, and six Boeing 727 aircraft for parting out since beginning operations. In addition, the Company purchased the original testbed MD-80 from McDonnell-Douglas and parted it out. The Company's extensive inventory of DC-9 parts also enables it to sell parts to operators of the MD-80 because a substantial number of DC-9 parts may be used on the MD-80.

            The Company believes that the annual worldwide market for aircraft spare parts is approximately $10 billion, of which approximately $1.3 billion represents sales of aircraft spare parts to the redistribution market and that the Company's sales represented approximately 2% of such market during fiscal 1997. The redistribution market is highly fragmented, with a limited number of large, well capitalized companies selling a broad range of aircraft spare parts, and numerous smaller competitors serving distinct market niches. The Company believes that significant trends affecting the redistribution market will continue to increase its overall size while reducing the number of competitors. Factors causing the expansion of the redistribution market include the increasing size and age of the world-wide airline fleet and the increasing pressures on airlines and maintenance and repair facilities to control their costs.

           COMPANY STRATEGY

            The Company's operating strategy has two components. First, the Company intends to increase its revenues and operating income through continued customer penetration in its existing markets and expansion into new markets. The Company intends to achieve this by continuing to increase its share of the market for spare parts for certain widely operated aircraft models, including, in particular, the DC-9 and the MD-80. Although the DC-9 is no longer in production, many of the DC-9's parts are interchangeable with the MD-80, which, given the Company's experience and knowledge with the DC-9, gives it a competitive advantage. The Company intends to capitalize on the limited availability of spare parts for such aircraft models by acquiring (i) pools of inventory from airlines that cease to operate such aircraft or that desire to reduce their levels of parts inventory and (ii) aircraft for parting out when the purchase price justifies doing so. In this regard, the Company purchased an inventory of MD-80 parts from an airline in December 1996 for total consideration of approximately $1.4 million. This inventory became available following the airline's decision to eliminate the MD-80 aircraft type from its fleet. The Company believes that its knowledge of the fleets of DC-9 and MD-80 aircraft currently in operation and its worldwide contacts in the commercial aviation industry will permit it to acquire other inventory pools and aircraft for parting out on favorable terms in the future.

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

           INDUSTRY OVERVIEW

            GENERAL. The Company believes that the world-wide aircraft fleet is both growing and getting older. The World Jet Airplane Inventory for calendar 1996 estimated that the combined aircraft fleets of aircraft operators throughout the world at December 31, 1996 consisted of 12,814 jet aircraft, the average age of which was 13.5 years. A significant number of the spare parts used in these aircraft are supplied by different types of companies, including original equipment manufacturers ("OEMs") and numerous redistributors, such as the Company, fixed-base operators, FAA-certified overhaul facilities, traders and brokers. Management believes that the fragmented nature of the aircraft spare parts industry creates opportunities for small well-capitalized and financed companies with proven infrastructures to exploit niche markets in certain types of aircraft, such as the DC-9 and MD-80.

            From time to time economic factors prompt many airlines to defer aircraft procurement programs and extend the useful life of older equipment. Currently, many aircraft operators are (i) operating under deferred delivery schedules for new aircraft, pursuant to which they accept new aircraft for delivery but at a slower pace than originally ordered, and (ii) retaining their older aircraft. As a result, the worldwide jet aircraft fleet is both growing and increasing in age. Certain U.S. and European operators have implemented measures such as the installation of FAA-approved hush kits and extended-life maintenance programs to extend the useful lives of older aircraft in their fleets. In addition, many foreign and domestic start-up aircraft operators are establishing their fleets through the acquisition of less expensive second-generation aircraft even though such older aircraft typically require more maintenance and replacement parts than new aircraft.

            During the last several years, several start-up, low-cost airlines using DC-9s and/or MD-80s, including ValuJet Airlines, Inc. ("ValuJet"), Spirit Airlines and Reno Air, emerged as a result of the deregulation of the aircraft industry and the availability of low-cost aircraft. The start-up airlines generally offer service on specific high-traffic, short-haul routes rather than attempting to compete with the extensive hub-and-spoke systems used by the major carriers to obtain long-haul traffic. Second generation aircraft (such as the DC-9) are able to operate profitably on these high-traffic, short-haul routes. The emergence of these airlines has enhanced the value of the Company's existing inventory because, in order to assure reliable operations, such airlines need to maintain a minimum supply of spare parts or establish relationships with spare parts suppliers. Because of the Company's position as a primary source of DC-9 and MD-80 spare parts and because these airlines generally lack the resources to maintain extensive supplies of spare parts, the Company believes that it will continue to be an active parts supplier for such airlines.

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

            As a result of these supplier reductions, there has been and the Company believes there will continue to be a consolidation in the redistribution market even as the redistribution market is expected to grow. The Company believes that only those redistributors with extensive inventories, adequate capital and the ability to comply with applicable regulatory and customer requirements regarding part quality and traceability will be able to capitalize on these trends. The Company currently maintains an inventory of over 52,790 line items consisting of more than 560,138 parts, which the Company believes will enhance its ability to respond well to such market trends.

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

           OPERATIONS OF THE COMPANY

            INVENTORY  ACQUISITION.  The  Company  obtains  most  of  its parts inventory by purchasing excess inventory from aircraft operators or by purchasing aircraft for parting out. The Company may also fill a customer order for a part not held in the Company's inventory by locating the part for the customer from another vendor, purchasing the part and then reselling the part to the customer. A number of factors influence the relative importance to the Company during a particular fiscal year of the two principal sources of inventory. For example, several low-cost airlines commenced operations during fiscal 1994 through 1996. During this period, the Company competed for aircraft with such airlines, which often use narrow-body aircraft such as the DC-9. Opportunities to purchase part-out aircraft during this period were curtailed by such competition, which caused the sales prices for such aircraft to increase. The Company acquires aircraft for parting out if its initial estimate of the timing and value of parts sales for such aircraft would allow the Company to recover the purchase price within 180 days through the sale of a portion of the parts, and to sell the remaining parts for amounts in excess of the purchase price over the subsequent five years. More recently, the growth of low-cost airlines has slowed, creating more opportunities for the Company to acquire aircraft at part-out prices.

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

            In addition to purchasing whole aircraft, the Company also acquires spare parts by bidding on the inventory of companies that are eliminating certain portions of their spare parts inventories due to the retirement of an aircraft type from their fleets, inventory reduction programs to reduce costs, the downsizing of their operations or the dissolution of their businesses as a whole. Major passenger carriers may eliminate a type of aircraft to simplify maintenance of their fleet, to achieve other operational efficiencies or to reduce carrying costs attributable to inventory.

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

            PRODUCT LINES. Historically, the Company maintained a large inventory of aftermarket parts for the DC-8 aircraft. The DC-8, an early model Stage 1 aircraft, has not been produced since 1982. The FAA's enactment of noise abatement restrictions in 1980 grounded all DC-8s powered by JT3 and JT4 class engines in use in the United States and required such aircraft to be refitted with modern, quieter engines. Because of the expense involved in installing new engines, the use of DC-8 aircraft in the United States declined. Certain devices known as "hush kits" were invented in order to bring the JT3 engines within acceptable noise limits. In late 1985, the FAA approved the first hush kit for certain JT3 engines and an additional hush kit was approved for other JT3 engines in 1987. The effect of these changes was to create new demand for DC-8 parts because a DC-8 equipped with a hush kit is among the lowest cost aircraft to operate per ton mile. Accordingly, the Company believes that the DC-8s will continue to be used by freight carriers and other operators and that the sale of DC-8 parts will continue to be a source of revenues in the foreseeable future. However, it is expected that sales of DC-8 parts will continue to decline in correspondence with the decrease of DC-8s in operation.

            Because of the limited number of DC-8s in operation, the Company began expanding its inventory to include parts for Stage 2 aircraft, such as the DC-9 aircraft. Currently, the Company specializes in replacement parts for MD-80 and DC-9 aircraft. The noise abatement regulations issued by the FAA require aircraft operators to phase out their noisier Stage 2 jets by the year 2000 unless they are retrofitted with hush kits to bring them into compliance with the Stage 3 noise requirements. The Company believes that retrofitting with hush kits as well as the extended life maintenance programs instituted by many aircraft operators will increase the useful life of DC-9s. In addition to the Company's inventory of McDonnell Douglas DC-8, DC-9 and MD-80 parts, the Company's inventory also includes spare parts for the Boeing 727, 737, and 747 aircraft and the Lockheed L1011 aircraft and for the Pratt & Whitney JT-8D engine series.

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

           CUSTOMERS

            GENERAL. The Company's customer base includes major passenger and cargo operators, smaller aircraft operators, overhaul facilities, FAA-certified repair facilities and other redistributors who may in turn resell to end users. Management believes that its customer relationships are important to the Company's operational success. The Company has established relationships with many domestic and foreign aircraft operators and maintains an adequate level of inventory in order to service such customers in a timely manner. Management believes that availability and timely delivery of quality spare parts are the primary factors considered by customers when making a spare parts purchase decision. The low-cost, start-up airlines and cargo airlines are among the Company's principal customers. The low-cost, start-up airlines are important customers because the Company is the primary source of spare parts for the MD-80 and DC-9 model aircraft, which are favored by such airlines, and because such airlines lack the resources to maintain extensive supplies of spare parts. The cargo airlines are important customers because the fleets of such airlines consist of older aircraft of the type for which the Company maintains an extensive inventory of parts and because such airlines typically do not maintain extensive supplies of spare parts.

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

            MAJOR CUSTOMERS. In fiscal 1997, no customer accounted for 10% or more of the Company's revenues. The Company believes that it has no customer, the loss of which would have a material adverse effect on the Company's business, results of operations and financial condition.

            GEOGRAPHIC DISTRIBUTION OF CUSTOMERS. The Company sells aircraft and aircraft parts and leases aircraft to foreign and domestic customers. The Notes to the Consolidated Financial Statements of the Company, which are set forth elsewhere in this Annual Report on Form 10-K, provide certain information with respect to the geographic areas in which the Company has derived revenue during the three fiscal years ended on May 31, 1997.

           ADDITIONAL SERVICES

            AIRCRAFT AND ENGINE SALES AND LEASING. The Company has determined that its spare parts sales opportunities are enhanced by providing its existing and new customers with whole aircraft and engines through sale transactions. Such transactions allow the Company to expand its customer base for spare parts and to reduce the cost basis in its aircraft. The Company currently owns five aircraft, three of which are subject to leases expiring in the first quarter of calendar year 1999. The Company expects to continue to broker sales of aircraft and engines when opportunities to do so arise.

            EXCHANGE TRANSACTIONS. An "exchange transaction" generally involves a high value, high turnover rotable part which an operator frequently replaces when performing aircraft maintenance. In an exchange transaction, a customer typically pays an exchange fee and returns a "core" unit to the Company within 14 days. A "core" unit is the same part which is being delivered to the customer by the Company, but in need of overhaul. The Company has the customer's core unit overhauled and bills the customer for the overhaul charges and retains the overhauled core unit in its inventory. The Company continues to emphasize exchange transactions because they are profitable and ensure that scarce parts remain in stock for future sales.

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

           COMPETITION

            The aircraft spare parts redistribution market is highly fragmented. Customers in need of aircraft parts have access, through computer-generated inventory catalogues, to a broad array of suppliers, including aircraft manufacturers, airlines and aircraft service companies. The dominant companies in the aircraft parts aftermarket are AAR Corp., The AGES Group, Aviation Sales Company and Banner Aerospace, Inc. These companies are larger than the Company and have greater financial resources. The Company also competes with numerous smaller, independent dealers, which generally participate in niche markets. Competition in the redistribution market is generally based on price, availability and quality of product, including traceability.

           EMPLOYEES

            As of August  12,  1997, the Company had 25 employees.  The Company
is not a party to any collective  bargaining  agreement.   The Company believes
its relations with its employees are good.

           ITEM 2. PROPERTIES.

            The Company's executive offices and operations are located at 1954 Airport Road, Suite 200, Atlanta, Georgia 30341, consisting of approximately 3,600 square feet of leased space pursuant to a lease expiring in January 2000. The Company leases approximately 29,500 square feet of warehouse facilities in Fort Lauderdale, Florida pursuant to a lease expiring in March 2002. The Company consummated the sale of its previous corporate offices and adjacent warehouse in March 1997.

            The Company's property, as well as substantially all the other assets of the Company, are subject to the lien securing amounts advanced pursuant to the Company's secured credit facility.

           ITEM 3. LEGAL PROCEEDINGS.

            The Company is not now a party to  any  litigation  or  other legal
proceeding.   The  Company may become a defendant in legal proceedings  in  the ordinary course of business.

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

            No matter was submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K.

                                    PART II



           ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.


            The Company's Common Stock has been publicly traded since April 2, 1990. Prior to April 21, 1997, sales of the Common Stock were reported through the National Quotation Bureau's National Daily Quotation Price Sheets. Effective April 21, 1997 the Common Stock was listed and traded on the American Stock Exchange under the symbol "YLF." The following table sets forth the high and low bid quotations as reported by the National Quotation Bureau from June 1, 1995 through April 18, 1997 and the high and low closing prices of the Common Stock as reported on the American Stock Exchange thereafter, in each case, as adjusted to give effect to a 1-for-27 reverse stock split consummated on October 3, 1996.

            1996 FISCAL YEAR
                                     HIGH                        LOW
                                     --------                   --------
           First Quarter         $  11 13/16              $  7  19/32
           Second Quarter            7 19/32                 4   7/32
           Third Quarter             5 1/16                  3   3/8
           Fourth Quarter            5 29/32                 3   3/8

           1997 FISCAL YEAR           HIGH                        LOW
                                     --------                   ---------
           First Quarter             5 29/32                  5  1/16
           Second Quarter            5 29/32                  3
           Third Quarter             3 5/8                    2  3/4
           Fourth Quarter            4 1/2                    3

            At May 31, 1997, there were 110 holders of record of the Company's Common Stock and no holders of the Company's Preferred Stock.

            The Company has never paid dividends on the Common Stock. The Company's secured credit facility prohibits the Company from paying dividends on the Common Stock as long as indebtedness issued pursuant to such facility remains outstanding. It unlikely that the Company will pay dividends on the Common Stock in the foreseeable future.

           ITEM 6. SELECTED FINANCIAL DATA.

            The selected consolidated financial data presented below for, and as of the end of, each of the fiscal years in the five year period ended May 31, 1997 have been derived from the Company's audited consolidated financial statements. The consolidated financial statements of the Company as of May 31, 1996 and 1997 and for the three-year period ended May 31, 1997 and the accountant's reports thereon are included in Item 8 of this Form 10-K.

                                                              YEAR ENDED MAY 31,
                                       1993           1994           1995             1996          1997
                                     -------        -------         -------          ------        -------
                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
           OPERATING DATA:
Net sales                            $32,032            $16,747    $21,999          $21,410       $20,123
  Lease revenue                        1,473              1,986      2,984            1,795         1,109
                                     -------           --------    -------           ------        ------

     Total revenues                   33,505             18,733     24,983           23,205        21,232

Total operating expenses              29,456             34,932     23,343           18,528        17,423
                                     -------           --------     -------          ------        ------

     Income (loss) from                4,049            (16,199)     1,640            4,677         3,809
     continuing operations

Interest expense, net                  2,503              2,866      2,254            2,377         1,550
                                     -------           --------    -------           ------        ------

Earnings (loss) before                 1,546            (19,065)      (614)           2,300         2,259
    income taxes, equity
    in earnings (loss) of
    joint venture and
    extraordinary item

Provision for income                     510             (2,476)       --                14           --
taxes (benefit)

Equity in loss of joint                  (59)              (424)       --              --           --
venture
                                      -------           --------     -------          ------     ------

Earnings (loss) before                   977            (17,013)      (614)           2,286       2,259
 extraordinary item
                                      -------           --------     -------          ------     ------

Extraordinary loss on                     --               (363)        --              --         (531)
 extinguishment of debt
                                      -------           --------     -------          ------     ------
Net earnings (loss)                      $977           $(17,376)     $(614)          $2,286     $1,728
                                      =======           ========     =======          ======     ======

PER SHARE DATA:
Primary earnings (loss) per common
   and common equivalent
   shares

Earnings (loss) before                  $6.59           $(113.65)    $(4.10)          $15.27      $1.25
extraordinary item

     Extraordinary item                   --               (2.43)       --              --        (0.29)
                                       -------           -------    -------          -------  ---------
        Net earnings (loss)              $6.59          $(116.08)    $(4.10)          $15.27      $0.96
                                       =======           =======    =======          =======  =========
Weighted average shares outstanding    148,054           149,696    149,696          149,696  1,806,938
   used in primary calculation

Fully-diluted earnings (loss) per
   common and common equivalent shares

Earnings (loss) before                   $6.59          $(113.65)    $(4.10)          $12.69      $1.25
extraordinary item

      Extraordinary item                   --              (2.43)       --              --        (0.29)
                                       -------           -------    -------          -------  ---------
          Net earnings (loss)            $6.59          $(116.08)    $(4.10)          $12.69      $0.96
                                       =======           =======    =======          =======  =========
Weighted average shares outstanding    148,054           149,696    149,696          242,228  1,806,938
used in fully-diluted  calculation

                                                                      AT MAY 31,

                                1993             1994           1995             1996          1997
                             -------          -------        -------          --------        -----
BALANCE SHEET DATA:
Working capital              $17,088         $(18,312)      $(13,489)        $(10,841)       $9,143
(deficit)

Total assets                  35,709           25,553         14,511           16,132        21,287

Total debt                    23,484           26,173         20,335           18,144        13,749

Stockholder's                  8,173           (9,088)        (9,702)          (7,416)        4,660
equity (deficit)


           ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

           OVERVIEW

                    The Company is primarily engaged in the sale of aircraft, aircraft engines, aircraft parts, leasing of aircraft and related services. The Company's total revenues include net parts sales revenues and lease
revenue.   Net  parts  sales revenues includes revenues from  parts  sales  and revenue from aircraft and engine sales. Aircraft and engine sales are unpredictable transactions, dependent, in part, upon the Company's ability to purchase an aircraft or engine and resell it within a relatively brief period of time. In a given period, a substantial portion of the Company's revenues may be attributable to the sale of aircraft or engines. Cost of sales consists primarily of inventory, aircraft and engine costs and shipping charges. The cost of aircraft parts is determined on a specific identification basis and inventory is stated at the lower of cost or market. The Company's operating results are affected by many factors, including the timing of orders from large customers, the timing of aircraft and engine sales, the timing of expenditures to purchase parts inventory, aircraft and engines and the mix of parts contained in the Company's inventory. The Company does not obtain long-term purchase orders or commitments from its customers.

                    Revenue from the sale of parts is recognized when products are shipped to the customer. Revenue from aircraft and engine sales is recognized when the Company has received the sale price and the buyer has taken delivery of the aircraft. Lease revenue is recognized on an accrual basis, unless collectability is uncertain.

                    On October 3, 1996, the Company completed a restructuring of its capital structure (the "Restructuring"). Pursuant to the Restructuring, the Company (i) effected a 1-for-27 reverse split of its Common Stock; (ii) issued approximately 2,245,400 shares of its Common Stock, after giving effect to the reverse split, in exchange for the entire $10,000,000 principal amount outstanding of, and related accrued interest on, its 8% Convertible Debentures due 2003 (the "Debentures"); and (iii) redeemed the entire $7,700,000 principal amount outstanding of its 12% Senior Notes due July 17, 1997 (the "Senior Notes") with the proceeds of an advance under a credit agreement entered into on October 3, 1996 (the "Credit Agreement"). The terms of the Restructuring and impact on the Company's liquidity and capital resources are discussed in the Company's Proxy Statement/Prospectus filed with the Securities and Exchange Commission on August 29, 1996.

           RESULTS OF OPERATIONS

                    FISCAL 1997 COMPARED WITH FISCAL 1996.

                    Net parts sales increased by 3% or $515,000, from $17.9 million in fiscal 1996 to $18.4 million in fiscal 1997. Aircraft and engine sales decreased to $1.7 million in fiscal 1997, compared to $3.5 million in fiscal 1996. Aircraft and engine sales are unpredictable transactions and may fluctuate significantly from year to year, dependent, in part, upon the Company's ability to purchase an aircraft or engine at an attractive price and resell it within a relatively brief period of time, as well as the overall market for used aircraft or engines. During fiscal 1997, the Company acquired three aircraft and sold or traded two aircraft, as compared to fiscal 1996, during which the Company sold three aircraft and acquired one. Lease revenue decreased to $1.1 million in fiscal 1997 from $1.8 million in fiscal 1996, as certain leases that were in existence during the prior year were terminated and not renewed. Going forward, however, the Company's lease revenues will be positively affected by the Company's acquisition and lease of three aircraft during the fourth quarter of fiscal 1997. Although the Company was able to replace reduced sales to one large customer, the increase in parts sales was insufficient to offset the decrease in aircraft sales and lease revenues and, as a result, total revenues for fiscal 1997 decreased 8.6% to $21.2 million from $23.2 million for fiscal 1996.

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

                    Cost of sales decreased 4.9% from $13.2 million in fiscal 1996 to $12.7 million in fiscal 1997. Cost of sales as a percentage of total revenues increased from 56.9% in fiscal 1996 to 59.7% in fiscal 1997, respectively. The increase in cost of sales as a percentage of total revenues from fiscal 1996 to fiscal 1997 was primarily due to lower aircraft and engine sales, which typically have a lower cost of sales. Cost of aircraft and engine sales was 49.9% of aircraft and engine revenues in fiscal 1997 compared to 45.5% in fiscal 1996. Cost of parts sales as a percentage of total parts sales was 63.6% in fiscal 1997 compared to 62.9% in fiscal 1996.

                    Selling, general and administrative expenses decreased $94,000, amounting to $3.8 million, or 18.0% of total revenues in fiscal 1997, compared to $3.9 million, or 16.9% of total revenues in fiscal 1996.

                    Provision (recovery) for doubtful accounts was $123,000 in fiscal 1997 compared to $464,000 in fiscal 1996. During fiscal 1996, the Company instituted a policy whereby it records a provision of approximately 2% of total revenues for estimated future write-off's of accounts receivable. For fiscal 1997, the Company revised the policy to record a provision of approximately 1% of net part sales.

                    Depreciation was $792,000 in fiscal 1997 compared to $934,000 in fiscal 1996. Included in fiscal 1996 depreciation is a writedown of $190,000 to the Company's headquarters facility to reduce its cost to estimated market value. The sale of the building was consummated in March 1997. The net reduction from fiscal 1996 to fiscal 1997 was due primarily to a decrease in depreciation of aircraft held for lease, resulting from the sale of certain of the Company's aircraft which were previously held for lease during fiscal 1996.

                    Interest expense in fiscal 1997 was $1.6 million,  compared to $2.4 million in fiscal 1996. The decrease in interest expense from fiscal 1996 to fiscal 1997 was due to a net reduction in total debt outstanding, to $13.7 million at May 31, 1997 compared to $18.1 million at May 31, 1996. Interest and other income for fiscal 1997 was $61,000, compared to $34,000 in fiscal 1996. In connection with the Restructuring, the Company recorded an extraordinary loss of $530,596 relating to the exchange of shares of its Common Stock for the Debentures.

                    The Company's income tax expense in fiscal 1997 was zero primarily as a result of the utilization of net operating loss carryforwards to offset taxes that would otherwise have been payable. The Company has continued to maintain approximately a 100% valuation allowance against its existing deferred tax assets due to the Company's previous financial problems and its relatively short history of profitability. If the Company remains profitable, and there can be no assurance of such profitability, the Company expects to further reduce the allowance in the future. The fiscal 1996 expense of $14,000 related to amendments of certain prior year state and federal tax returns.

                    Net earnings before an extraordinary loss for fiscal 1997 were $2,259,000, or $1.25 per share, compared to a net earnings of $2,286,000, or $15.27 per share, during fiscal 1996. On a fully-diluted basis, earnings per share were $12.69 per share during fiscal 1996. Net earnings, after considering an extraordinary loss, were $1,728,493 or $.96 per share, for fiscal 1997.

                    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"). SFAS 128 establishes new standards for computing and presenting earnings per share ("EPS"). Specifically, SFAS No. 128 replaces the presentation of primary EPS with a presentation of basic EPS, requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with a complex capital structure and requires a reconciliation of the numerator and denominator of the diluted EPS computation. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997; earlier application is not permitted. At this time, management has not determined the impact of SFAS No. 128 on the earnings per share amounts presented in the Consolidated Statement of Operations set forth elsewhere in this Annual Report on Form 10-K.

                    FISCAL 1996 COMPARED WITH FISCAL 1995.

                    Net parts sales increased by 37% or $5.1 million, from $13.8 million in fiscal 1995 to $18.9 million in fiscal 1996. The increase in net parts sales is primarily attributable in part to the Company's sales to ValuJet, which sales amounted to $4.8 million in fiscal 1996 compared to $1.4 million in 1995. Additionally, an improved operating environment within the airline industry led to increased parts sales to new and existing customers. Aircraft sales decreased to $2.5 million in fiscal 1996, compared to $8.1 million in fiscal 1995. Aircraft sales are unpredictable transactions and may fluctuate significantly from year to year, dependent, in part, upon the Company's ability to purchase an aircraft at an attractive price and resell it within a relatively brief period of time, as well as the overall market for used aircraft. During fiscal 1996, the Company acquired one aircraft and sold three aircraft, as compared to fiscal 1995, during which the Company sold eight aircraft and acquired none. Lease revenue deceased to $1.8 million in fiscal 1996 from $3.0 million in fiscal 1995, as certain leases that were in existence during the prior year were terminated and not renewed (two of the aircraft under such terminated leases were sold during fiscal 1996). The increase in parts sales was insufficient to offset the decrease in aircraft sales and lease revenue and, as a result, total revenues for fiscal 1996 decreased 7% to $23.2 million from $25.0 million for fiscal 1995.

                    Fiscal 1996 lease revenues included $139,000 in revenues arising from a fiscal 1995 transaction. During fiscal 1995, the Company accepted lease payments from a foreign customer in the customer's local currency because conversion restrictions precluded the customer from obtaining and paying U.S. dollars. Due to uncertainties regarding when and at what rate the local currency could be converted to U.S. dollars, the Company valued the local currency at an estimated value of $200,000 as of May 31, 1995 (included in cash), such amount being less than the then current U.S. equivalent amount at the official exchange rate. The Company subsequently was able to convert the funds to U.S. dollars in the amount of $339,000, resulting in a gain of $139,000, which was included in lease revenues during fiscal 1996.

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

                    Cost of sales decreased 25.4% from $17.7 million in fiscal 1995 to $13.2 million in fiscal 1996, primarily as a result of lower sales. In addition, cost of sales as a percentage of total revenues also decreased from 70.9% to 56.9% in fiscal 1995 and fiscal 1996, respectively. The decrease in cost of sales as a percentage of total revenues from fiscal 1995 to fiscal 1996 was primarily due to higher margin aircraft sales in fiscal 1996 as compared to fiscal 1995. Cost of aircraft sales was 34.8% of aircraft sales revenues in fiscal 1996 compared to 98.6% in fiscal 1995. The cost of aircraft sales during fiscal 1995 was in excess of normal levels as the result of the sale at cost of three DC-9 aircraft. Cost of parts sales as a percentage of total parts sales was 63.4% in fiscal 1996 compared to 66.0% in fiscal 1995.

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

                    Depreciation was $934,000 in fiscal 1996 compared to $1.1 million in fiscal 1995. Included in fiscal 1996 depreciation is a writedown of $190,000 to the Company's headquarters facility to reduce its cost to estimated market value. The net reduction from fiscal 1995 to fiscal 1996 was due primarily to a decrease in depreciation of aircraft held for lease, resulting from the sale of certain of the Company's aircraft which were previously held for lease during fiscal 1995.

                    The Company incurred losses from its service center subsidiary of $676,000 in fiscal 1995. The amounts recorded relate to the Company's wholly owned subsidiary, International Airline Service Center, Inc., which ceased operations in fiscal 1995.
                    Interest expense in fiscal 1996 was $2.4 million, compared to $2.9 million in fiscal 1995. The decrease in interest expense from fiscal 1995 to fiscal 1996 was due to a net reduction in total debt outstanding, to $18.1 million at May 31, 1996 compared to $20.3 million at May 31, 1995.

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

                    During fiscal 1995, the Company incurred unusual and nonrecurring items of $177,000. Included in these unusual and nonrecurring items is an expense of $180,000 incurred in connection with certain transactions between the Company and former officers of the Company, and a gain of $375,000 relating to settlement of litigation which had previously been accrued in an amount in excess of the settlement amount. There were no unusual and nonrecurring items in fiscal 1996.

                    Although the Company had net operating loss carryforwards sufficient to offset income, during fiscal 1996 it recorded a provision for income taxes of $14,000. The Company has fully exhausted its carryback benefits and recorded a 100% valuation allowance against the deferred tax asset for net operating loss carryforwards. The $14,000 provision recorded in fiscal 1996 relates to alternative minimum taxes and amendments of certain prior year state and federal tax returns.

                    Net earnings during fiscal 1996 were $2,286,000, or $15.27 per share, compared to a net loss of $614,000, or $4.10 per share, during fiscal 1995. On a fully-diluted basis, earnings (loss) per share were $12.69 and $(4.10) per share during fiscal 1996 and 1995, respectively.

           LIQUIDITY AND CAPITAL RESOURCES

                    The Credit Agreement entered into by the Company in connection with the Restructuring provided for a $3 million term loan and up to an $11 million revolving credit. During the fourth fiscal quarter of 1997 the Credit Agreement was amended to create a new term loan facility of $3.75 million (collectively referred to as the "Credit Facility"). The Credit Facility is secured by substantially all of the assets of the Company and availability of amounts for borrowing is subject to certain limitations and restrictions. Such limitations and restrictions are discussed in the Company's Proxy Statement/Prospectus filed with the Securities and Exchange Commission on August 29, 1996.

                    Net cash provided by operating activities for the fiscal years ended May 31, 1997 and 1996 amounted to $582,000 and $2.1 million, respectively. The primary use of cash in fiscal 1997 from operating activities was an increase in inventories of $2.4 million and a decrease in accounts payable and accrued expenses of $500,000.

                    Net cash used for investing activities for the fiscal year ended May 31, 1997 amounted to $5.4 million. The primary usage of the funds was the purchase of three aircraft, which are on lease to a major cargo carrier. The Company received proceeds of $750,000 from the sale of its headquarters facility in Miami during the fourth quarter of fiscal 1997. Net cash provided by investing activities for fiscal 1996 amounted to $575,000. The primary source of such funds was proceeds of $1.45 million from the sale of aircraft held for lease.

                    Net cash provided by financing activities for the fiscal year ended May 31, 1997 amounted to $4.4 million. The Company borrowed $6.75 million under term loans under which the Company's five aircraft and certain engines are pledged as collateral. During fiscal 1997, the Company repaid $8.1 million of debt obligations including $7.7 million of Senior Notes pursuant to the Restructuring. For fiscal 1997, the Company had net borrowings under the Credit Facility of $7.4 million. Net cash used in financing activities for the fiscal year ended May 31, 1996 amounted to $2.6 million dollars.

                    At May 31, 1997, the Company was permitted to borrow up to an additional $2.9 million pursuant to the Credit Facility. The Company believes that its working capital and amounts available under the Credit Facility will be sufficient to meet the requirements of the Company for the foreseeable future. As of August 12, 1997, the Company was permitted to borrow up to an additional $4.4 million.

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

           ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                          AND FINANCIAL DISCLOSURE.

                    None

                                    PART III


           ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

                    The information contained under the heading "Information as to Directors and Executive Officers" in the Company's definitive proxy statement for its annual meeting of stockholders to be held on September 22, 1997 (the "1997 Proxy Statement") is incorporated by reference herein.

           ITEM 11. EXECUTIVE COMPENSATION.

           EXECUTIVE COMPENSATION

                    The information contained under the heading "Executive Compensation" in the 1997 Proxy Statement is incorporated herein by reference.

           ITEM 12. SECURITY   OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS   AND
MANAGEMENT.

                    The information contained under the headings "Directors and Executive Officers" and "Principal Stockholders" in the 1997 Proxy Statement is incorporated herein by reference.

           ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

                    The information contained under the heading "Executive Compensation--Certain Transactions" in the 1997 Proxy Statement is incorporated by reference.

                                     PART IV


  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)  FINANCIAL STATEMENTS                             PAGE OR METHOD OF FILING
    (1)   Index to Consolidated Financial Statements          Page F-1
    (2)   Report of Grant Thornton LLP                        Page F-2
    (3)   Consolidated Financial Statements and               Page F-3
          Notes to Consolidated Financial Statements of the Company, including Consolidated
          Balance Sheets as of May 31, 1997 and 1996 and related Consolidated Statements of
          Operations, Consolidated Cash Flows and
          Consolidated Stockholders' Equity
          (Deficit) for each of the years in the
          three-year period ended May 31, 1997

(b)       FINANCIAL STATEMENTS SCHEDULES              PAGE OR METHOD OF FILING
    (1)   Report of Grant Thornton LLP as to           Included in the report
          Consolidated Financial Statement Schedules   listed in (a)(2) above
          for fiscal years ended May 31, 1997, 1996
          and 1995
    (2)   Schedule II.  Valuation and Qualifying              Page S-1
          Accounts


           SCHEDULES NOT LISTED ABOVE AND COLUMNS WITHIN CERTAIN SCHEDULES HAVE BEEN OMITTED BECAUSE OF THE ABSENCE OF CONDITIONS UNDER WHICH THEY ARE REQUIRED OR BECAUSE THE REQUIRED MATERIAL INFORMATION IS INCLUDED IN THE CONSOLIDATED FINANCIAL STATEMENTS OR NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS INCLUDED HEREIN.

                    (C)   Exhibits




Exhibit
NUMBER  DESCRIPTION                                PAGE NUMBER OR METHOD OF
                                                   FILING
2.4    Credit Agreement between BNY Financial      Incorporated by reference
       Corporation and the Registrant, as amended. to Exhibit 2.4 to Amendment
                                                   No. 2 to the Company's
                                                   Registration Statement
                                                   on Form S-4 filed on
                                                   August 29, 1996
                                                   (File No. 333-08065).
3.1    Amended and Restated Certificate of         Incorporated by reference
       Incorporation of the Registrant.            to Exhibit 3.1 to the
                                                   Company's Annual Report on
                                                   Form 10-K for the
                                                   fiscal year ended May 31,
                                                   1996 (the "1996 Form 10-K").
3.2    Restated and Amended Bylaws of the          Incorporated by reference
       Registrant.                                 to Exhibit 3.2 to the 1996
                                                   Form 10-K.
4.1    Specimen Common Stock Certificate.          Incorporated by reference
                                                   to Exhibit 4.1 to the 1996
                                                   Form 10-K.
10.1.1 Employment Agreement, dated as of           Incorporated by reference
       December 1, 1995, between the Registrant    to Exhibit 10.1.1 to the
       and Alexius A. Dyer III, as amended on      1996 Form 10-K
       October 3, 1996.
10.1.2 Employment Agreement dated as of            Incorporated by reference
       October 3, 1996, between the Registrant     to Exhibit 10.1.2 to the
       and George Murnane III.                     Company's Quarterly Report
                                                   for the quarter ended
                                                   February 28, 1997.

10.2.1 1996 Long-Term Incentive and Share          Incorporated by reference
       Award Plan.                                 to Appendix B to the Proxy
                                                   Statement/Prospectus
                                                   included in the Company's
                                                   Registration Statement on
                                                   Form S-4 (File No.
                                                   333-08065), filed on July
                                                   12, 1996.
10.2.2 401(k) Plan.                                Incorporated by reference
                                                   to Exhibit 10-H to the
                                                   Company's Annual Report on
                                                   Form 10-K for the
                                                   fiscal year ended May 31,
                                                   1992 (the "1992 Form 10-K").
10.2.3 Bonus Plan.                                 Incorporated by reference
                                                   to Exhibit 10.2.4 to the
                                                   1992 Form 10-K.
10.2.4 Cafeteria Plan.                             Incorporated by reference
                                                   to Exhibit 10.2.5 of the
                                                   Company's Annual Report on
                                                   Form 10-K for the fiscal
                                                   year ended May 31, 1993.
10.2.5 Form of Option Certificate (Employee        Incorporated by reference
       Non-Qualified Stock Option).                to Exhibit 10.2.5 to the
                                                   1996 Form 10-K.
10.2.6 Form of Option Certificate (Director        Incorporated by reference
       Non-Qualified Stock Option).                to Exhibit 10.2.6 to the
                                                   1996 Form 10-K.
10.2.7 Form of Option Certificate (Incentive       Incorporated by reference
       Stock Option).                              to Exhibit 10.2.7 to the
                                                   1996 Form 10-K.
10.14  Commission Agreement dated December 1,      Incorporated by reference
       1995 between the Registrant and J.M.        to Exhibit 10.14 to the
       Associates, Inc.                            1996 Form 10-K.
10.15  Aircraft Parts Purchase Agreement,          Incorporated by reference
       dated May 16, 1996, between Paxford Int'l,  to Exhibit 10.15 to the
       Inc. and the Registrant.                    Company's Registration
                                                   Statement on Form S- 4
                                                   (File No. 333-08065) filed
                                                    on July 12, 1996.
10.16  Contract for Sale and Purchase dated        Filed herewith.
       January 10, 1997 between the Registrant and
       American Connector Corporation
10.17  Office Lease Agreement dated January        Filed herewith.
       31, 1997 between the Registrant and Globe
       Corporate Center, as amended.
10.18  Lease Agreement dated March 31, 1997        Filed herewith.
       between the Registrant and Port 95-4, Ltd.
11     Statement regarding computation of per      Filed herewith.
       share earnings.
21     Subsidiaries.                               Filed herewith.
23     Consent of Grant Thornton LLP to            Filed herewith.
       incorporation by reference.
27     Financial Data Schedule.                    Filed herewith.

                    (d)   REPORTS ON FORM 8-K.

                          The Company did not file a Current Report on Form 8-K
during the last quarter of the fiscal year covered by this Annual Report.

                                   SIGNATURES


                    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized this 18th day of August, 1997.


                                                 International Airline   Support
                                                 Group, Inc.,
                                                 a Delaware corporation


                                       By:   /S/ A.A. DYER III
                                                 Alexius A. Dyer III
                                                 Chairman of the Board, Chief
                                                 Executive Officer
                                                 and President


             Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

           Signature              Title                                Date

           /S/ A.A. DYER III      Chairman of the Board, Chief       August 18,
           Alexius A. Dyer III    Executive Officer and President    1997
                                  and Director
                                  (Principal Executive Officer)

           /S/ GEORGE MURNANE III Executive Vice President,          August 18,
           George Murnane III     Chief Financial Officer            1997
                                  and Director
                                  (Principal Financial Officer)

           /S/ JAMES M. ISAACSON  Vice President of Finance,         August 18,
            James M. Isaacson     Treasurer  and Secretary           1997
                                  (Principal Accounting Officer)

           /S/ KYLE R. KIRKLAND    Director                          August 18,
           Kyle R. Kirkland                                          1997

           /S/ E. JAMES MUELLER    Director                          August 18,
           E. James Mueller                                          1997

           INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES
                          INDEX TO FINANCIAL STATEMENTS


PAGE

           Report of independent certified public accountants              F-2

           Consolidated balance sheets as of May 31, 1997 and 1996         F-3

           Consolidated statements of operations for the years ended
           May 31, 1997, 1996 and 1995                                     F-4

           Consolidated statements of stockholders' equity (deficit)
           for the years ended May 31, 1997, 1996 and 1995                 F-5

           Consolidated statements of cash flows for the years ended
           May 31, 1997, 1996 and 1995                                     F-6

           Notes to consolidated financial statements                      F-7

        FINANCIAL STATEMENTS AND REPORT
           OF INDEPENDENT CERTIFIED
              PUBLIC ACCOUNTANTS

         INTERNATIONAL AIRLINE SUPPORT
         GROUP, INC. AND SUBSIDIARIES

          MAY 31, 1997, 1996 AND 1995




                        REPORT OF INDEPENDENT CERTIFIED
                              PUBLIC ACCOUNTANTS


Board of Directors
International Airline Support
  Group, Inc.

We have audited the accompanying consolidated balance sheets of International Airline Support Group, Inc. and Subsidiaries as of May 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended May 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of International Airline Support Group, Inc. and Subsidiaries as of May 31, 1997 and 1996 and the consolidated results of its operations and its consolidated cash flows for each of the three years in the period ended May 31, 1997, in conformity with generally accepted accounting principles.

We have also audited Schedule II of International Airline Support Group, Inc. and Subsidiaries for each of the three years in the period ended May 31, 1997. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.




Fort Lauderdale, Florida
July 21, 1997

          INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                             MAY 31, 1997 AND 1996


                                    ASSETS

                                                                    1997        1996
                                                                --------    --------
Current assets
  Cash and cash equivalents (Note A)                           $ 465,725   $ 940,274
  Accounts receivable, net of allowance for doubtful accounts
    of approximately $610,000 in 1997 and $735,000 in 1996     1,354,030   2,014,691
  Inventories (Notes A, C and D)                              11,645,284   9,277,315
  Deferred tax benefit - current, net of valuation allowance
    of $772,000 in 1997 and $960,000 in 1996 (Note F)                 -           -
  Other current assets                                            98,285      68,798
                                                                --------    --------
         Total current assets                                 13,563,324  12,301,078

Property and equipment (Notes A, D, E)
  Aircraft held for lease                                      6,914,458   2,974,760
  Leasehold improvements                                          21,567      36,815
  Machinery and equipment                                        908,590     972,507
                                                                --------    --------
                                                               7,844,615   3,984,082
  Less accumulated depreciation                                1,186,444   2,051,620
  Land and building held for sale, net                                -      750,000
         Property and equipment, net                           6,658,171   2,682,462
                                                                --------    --------

Other assets
  Deferred debt costs, net (Note A)                              638,012     762,431
  Deferred tax benefit, net of valuation allowance of
    $1,814,000 in 1997 and $3,011,000 in 1996 (Note F)            72,663          -
  Deferred restructuring fees                                         -      334,860
  Deposits and other assets                                      355,000      51,500
                                                                --------    --------
                                                               1,065,675   1,148,791
                                                                --------    --------


                                                            $ 21,287,170 $16,132,331
                                                                ========   =========


                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
  Current maturities of long-term obligations (Note D)       $ 1,542,488 $ 3,695,108
  Long-term obligations in default classified as current              -   14,041,667
  Income tax payable                                             156,096      72,249
  Accounts payable                                               486,854   2,171,496
  Accrued liabilities (Note M)                                 2,234,350   3,160,982
                                                                --------    --------
         Total current liabilities                             4,419,788  23,141,502

Long-term obligations, less current maturities (Notes D)      12,207,113     406,760

Commitments and contingencies (Notes E)                               -           -

Stockholders' equity (deficit) (Notes G and H)
  Preferred Stock - $.001 par value; authorized 2,000,000
  shares and 500,000 shares; no shares outstanding in 1997
  and 1996 respectively                                               -           -
  Common stock - $.001 par value; authorized 20,000,000
  shares; issued and outstanding  2,395,095
  and 4,041,779 shares in 1997 and 1996 respectively               2,395       4,042
  Additional paid-in capital                                  13,003,686   2,654,332
  Accumulated deficit                                         (8,345,812)(10,074,305)
                                                                --------    --------
         Total stockholders' equity (deficit)                  4,660,269  (7,415,931)
                                                                --------    --------
                                                            $ 21,287,170 $16,132,331
                                                              ==========  ==========


          INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    YEARS ENDED MAY 31, 1997, 1996 AND 1995


                                                     1997        1996          1995
                                                  ----------   ----------   -----------
Revenues
  Net sales                                   $   20,123,196 $ 21,410,201 $  21,998,869
  Lease revenue                                    1,108,702    1,794,768     2,984,218
                                                  ----------   ----------   -----------
         Total revenues                           21,231,898   23,204,969    24,983,087

Cost of sales                                     12,679,915  13,207,671     17,712,427
Selling, general and administrative expenses       3,828,020   3,921,795      4,358,119
Provision (recovery) for doubtful accounts           123,399     464,099       (334,571)
Depreciation                                         791,517     933,976      1,108,363
Unusual and nonrecurring items (Note N)                   -           -        (177,115)
Losses of service center subsidiary (Note O)              -           -         675,860
                                                   ----------   ----------   -----------
         Total operating costs                    17,422,851  18,527,541     23,343,083

         Income from operations                    3,809,047   4,677,428      1,640,004

Interest expense                                   1,610,590   2,411,469      2,856,787
Interest and other income                           (60,632)    (34,058)       (602,943)
                                                  ----------   ----------   -----------
         Earnings (loss) before income taxes and
           extraordinary loss                      2,259,089   2,300,017       (613,840)

Provision for income taxes (Note F)                       -       14,048          -
                                                  ----------   ----------   -----------
         Earnings (loss) before extraordinary loss 2,259,089   2,285,969       (613,840)

Extraordinary loss on debt restructuring (Note B)    530,596          -           -

         Net earnings (loss)                      $ 1,728,493 $ 2,285,969    $ (613,840)
                                                  ==========   ==========   ===========
Per share data:
  Primary earnings (loss) per common and common
    equivalent share
     Earnings (loss) before extraordinary item        $ 1.25      $ 15.27     $ (4.10)
     Extraordinary item                                 (.29)        -            -
                                                  ----------   ----------   -----------
         Net earnings (loss)                          $  .96      $ 15.27     $ (4.10)
                                                  ==========   ==========   ===========
  Weighted average shares outstanding used in
   primary calculation                             1,806,938      149,696     149,696
                                                  ==========   ==========   ===========

  Fully-diluted earnings (loss) per common and common
    equivalent share
     Earnings (loss) before extraordinary item        $ 1.25      $ 12.69     $ (4.10)
     Extraordinary item                                 (.29)        -           -
                                                  ----------   ----------   -----------
         Net earnings (loss)                          $  .96      $ 12.69     $ (4.10)
                                                  ==========   ==========   ===========
  Weighted average shares outstanding used in
    fully-diluted calculation                      1,806,938      242,288     149,696
                                                  ==========   ==========   ===========


          INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)


                                       COMMON STOCK    Additional
                             Number of         Par      Paid-In Accumulated

                              SHARES      VALUE       CAPITAL        DEFICIT         TOTAL
                             ---------  --------     ---------    ----------     ---------
Balance at June 1, 1994      4,041,779   $ 4,042   $ 2,654,332 $ (11,746,434) $ (9,088,060)

Net loss                         -         -           -           (613,840)      (613,840)
                             ---------  --------     ---------    ----------     ---------
Balance at May 31, 1995      4,041,779     4,042     2,654,332   (12,360,274)   (9,701,900)

Net earnings                        -         -           -        2,285,969     2,285,969
                             ---------  --------     ---------    ----------     ---------

Balance at May 31, 1996      4,041,779     4,042     2,654,332   (10,074,305)   (7,415,931)

1-for - 27 reverse Stock
   Split (Note B)           (3,892,084)   (3,892)         -            -            (3,892)

Issuance of Common Stock in
  exchange for
  extinguishment of
  Subordinated
  Debentures (Note B)        2,245,400     2,245    11,224,755         -        11,227,000

Costs incurred related to
  stock issuance (Note B)         -          -        (875,401)        -          (875,401)
                             ---------  --------     ---------    ----------     ---------
Net earnings                      -          -           -         1,728,493     1,728,493

Balance at May 31, 1997      2,395,095   $ 2,395   $ 13,003,686 $ (8,345,812)  $ 4,660,269
                             =========  ========     =========    ==========     =========


          INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                          MAY 31, 1997, 1996 AND 1995

The accompanying notes are an integral part of these statements.

          INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                    YEARS ENDED MAY 31, 1997, 1996 AND 1995


                                                         1997        1996        1995
                                                     ---------   ---------   --------
Cash flows from operating activities:
  Net earnings (loss)                              $ 1,728,493 $ 2,285,969 $ (613,840)
  Adjustments to reconcile net
  earnings (loss) to net cash
  provided by (used in) operating activities:

     Depreciation and amortization                 1,010,302   1,372,979   1,693,301
     Depreciation - service center                        -           -      196,322
     Gain on sale of aircraft held for lease              -    (864,795)          -
     Gain on Express One transaction                      -           -     (70,631)
     Loss on Wellman transaction                          -           -       33,575
     Loss on restructuring                           530,596          -           -
     (Increase) in deferred tax benefit             (66,428)          -     (23,696)
     Decrease in accounts receivable                 640,461     577,770   1,224,560
     Decrease in notes receivable                         -      313,490     806,510
     Decrease in income tax refund                        -           -    1,930,000
     (Increase) decrease in inventories          (2,433,481) (3,030,045)   4,910,834
     (Increase) decrease in other current assets    (29,487)    (37,318)     154,271
     (Increase) decrease in other assets           (303,500)    (51,500)     178,322
     (Decrease) increase in accounts payable
       and accrued expenses                        (494,754)  1,527,750   (4,591,430)
                                                    ---------   ---------   --------

         Net cash provided by operating activities   582,202   2,094,300   5,828,098

Cash flows from investing activities:
  Capital expenditures                           (6,197,955)   (875,281)   (135,936)
  Proceeds from sale of aircraft held for lease           -    1,450,000          -
  Proceeds from sale of land and building            750,000          -           -
                                                    ---------   ---------   --------

  Net cash provided by (used in)
  investing activities                            (5,447,955)    574,719   (135,936)

Cash flows from financing activities:
  Net borrowings under line of credit              7,397,930          -           -
  Borrowings under term loans                      6,750,000          -           -
  Payments under term loans                        (403,331)          -           -
  Increase in deferred restructuring costs         (540,641)   (334,860)          -
  Increase in deferred debt costs                  (675,785)    (50,000)          -
  Repayments of debt obligations                 (8,136,969) (2,192,216)  (4,939,621)
                                                   ---------   ---------   --------
Net cash (used in) provided by
  financing activities                            4,391,204  (2,577,076)  (4,939,621)

Net increase (decrease) in cash and
  cash equivalents                                 (474,549)     91,943      752,541

Cash and cash equivalents at beginning of year       940,274     848,331      95,790
                                                   ---------   ---------    --------

Cash and cash equivalents at end of year           $ 465,725   $ 940,274   $ 848,331
                                                   =========   =========   =========


Supplemental disclosures of cash flow
  information (Note J):
  Cash paid during the year for:
     Interest                                    $ 1,321,259 $ 1,206,028 $ 2,167,279
                                                   =========   =========   =========
     Income taxes                                $     1,400 $    36,910 $      -
                                                   =========   =========   =========

          INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                          MAY 31, 1997, 1996 AND 1995

The accompanying notes are an integral part of these statements.

          INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          MAY 31, 1997, 1996 AND 1995


NOTE A - DESCRIPTION OF COMPANY BUSINESS AND SIGNIFICANT
        ACCOUNTING POLICIES

   International Airline Support Group, Inc. and Subsidiaries (the "Company") is primarily engaged in the sale of aircraft, aircraft parts, leasing of aircraft and related services. Since its inception in 1982, the Company has become a primary source of replacement parts for widely operated aircraft models such as the McDonnell Douglas MD-80 and DC-9. The Company supplies parts to over 600 customers worldwide.

   a) CASH AND CASH EQUIVALENTS

   The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. Included as cash equivalents at May 31, 1996 is $1,100,000 in certificates of deposit with a stated maturity of seven days. Included in cash and cash equivalents at May 31, 1997 is $90,564 of restricted cash representing maintenance reserves received on certain aircraft held for lease.

   b) INVENTORIES

   Inventories are stated at the lower of cost or market. The cost of aircraft and aircraft parts is determined on a specific identification basis.

   c) PROPERTY AND EQUIPMENT

   Property and equipment are stated at cost, less accumulated depreciation. Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated life utilizing straight-line and accelerated methods. The estimated lives of the depreciable assets range from 3 to 7 years. Overhaul costs on aircraft held for lease are capitalized and depreciated over the estimated service life of the overhaul. For income tax purposes, accelerated methods of depreciation are generally used. Deferred income taxes are provided for the difference between depreciation expense for tax and financial reporting purposes.

   d) DEFERRED DEBT COSTS

   The deferred debt costs as of May 31, 1996 relate to the costs associated with obtaining the Company's Senior Secured Notes and Convertible Subordinated Debentures. However, in Fiscal 1997, these obligations were settled and accordingly, the remaining unamortized balance of the deferred debt costs were written off to amortization expense and extraordinary loss on debt restructuring.

   The deferred debt costs as of May 31, 1997 relate to the costs associated with obtaining the Senior Secured Revolving Credit Loan Facility and the Senior Secured Term Loans. These costs are being amortized using the interest method over five years, the life of the respective debt issue. Accumulated amortization at May 31, 1997 and 1996, was approximately $87,773 and $1,307,000, respectively.










                                                                    (continued)

NOTE A - DESCRIPTION OF COMPANY BUSINESS AND SIGNIFICANT
        ACCOUNTING POLICIES - Continued

   e) EARNINGS PER SHARE

   Primary earnings (loss)  per  share  is  computed  by  dividing net earnings
   (loss) by the weighted average number of common shares outstanding and common stock equivalents. Stock options and warrants are considered common stock equivalents unless their inclusion would be antidilutive. For the purpose of computing common stock equivalents for stock options and warrants, the modified treasury stock method was not used as the effect would be antiditulive. The Company's Convertible Subordinated Debentures ("Debentures") are not considered common stock equivalents for the purpose of computing primary earnings per share as the effective yield on the securities exceeded 66-2/3% of the average Aa corporate bond rate at the time of issuance.

   Earnings per share for fiscal 1997 is computed using the treasury stock method. Fully diluted earnings (loss) per shares is computed for fiscal 1996 as if the Debentures were converted into common stock as of the beginning of the period (see Note D). Stock options and warrants are not considered common stock equivalents for the purpose of computing fully diluted earnings (loss) per share as the effect would be antidilutive under the modified treasury stock method. The Debentures and stock options and warrants are not considered common stock equivalents in fiscal year 1995 due to the net losses for those periods.

   f) REVENUE RECOGNITION

   Revenue from the sale of parts is recognized when products are shipped to the customer. Revenue from the sale of aircraft is recognized when all consideration has been received and the buyer has taken delivery and acceptance of the aircraft. Lease revenue is recognized on an accrual basis, unless collectibility is uncertain.

   g) EMPLOYEE BENEFIT PLAN

   In fiscal 1992, the Company established a contributory 401(K) plan. The plan is a defined contribution plan covering all eligible employees of the Company, to which the Company makes certain discretionary matching contributions based upon the level of its employees' contributions. The amount charged to earnings in fiscal 1997, 1996 and 1995 were insignificant. The Company does not provide any health or other benefits to retirees.

   h) FAIR VALUE OF FINANCIAL INSTRUMENTS

   The carrying value of cash and cash equivalents, trade receivables, and accounts payable approximate fair value due to the short-term maturities of these instruments.

   i) INCOME TAXES

   Income taxes are provided based on earnings reported for tax return purposes in addition to a provision for deferred income taxes. Deferred income taxes are provided in order to reflect the tax consequences in future years of differences between the financial statement and tax basis of assets and liabilities at each year end.

   j) MANAGEMENT ESTIMATES

   The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at May 31, 1997 and 1996 and revenues and expenses during the periods then ended. The actual outcome of the estimates could differ from these estimates made in the preparation of the financial statements.


NOTE A - DESCRIPTION OF COMPANY BUSINESS AND SIGNIFICANT
        ACCOUNTING POLICIES - Continued

   k) LAND AND BUILDING HELD FOR SALE

   The land and building (the "property") held for sale represented the Company's corporate offices and adjacent warehouse located in Miami, Florida. As of May 31, 1996, the property was written down to $750,000.
   Included in depreciation expense for the year ended May 31, 1996 is approximately $190,000 relating to this write down. In fiscal 1997, the Company sold the property for approximately $750,000, after related selling expenses.

   l) NEW ACCOUNTING PRONOUNCEMENT

   In February 1997, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"). SFAS 128 establishes new standards for computing and presenting earnings per share ("EPS"). Specifically, SFAS No. 128 replaces the presentation of primary EPS with a presentation of basic EPS, requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with a complex capital structure and requires a reconciliation of the numerator and denominator of the diluted EPS computation. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997; earlier application is not permitted. At this time, management has not determined the impact of SFAS No. 128 on the earnings per share amounts presented in the accompanying statements of operations.

   m) RECLASSIFICATIONS

   Certain   amounts   in  the  prior  year  financial  statements  have   been
   reclassified to conform to the current year presentation.

NOTE B - RESTRUCTURING OF CAPITAL

      On October 3, 1996, the Company completed a restructuring of its capital structure. Pursuant to the restructuring, the Company effected a 1-for-27 reverse split of its common stock, issued approximately 2,245,400 shares of common stock in exchange for the entire $10 million principal amount outstanding and related accrued interest of its 8% Convertible Debentures of $1,227,000, and redeemed the entire $7.7 million principal amount outstanding of its 12% Senior Notes with the proceeds of an advance under a credit agreement entered into on October 3, 1996 with the Bank of New York (See Note D). Consummation of the restructuring cured all defaults with respect to the Debentures and the Senior Notes. Upon completion of the restructuring, costs incurred related to the restructuring and issuance of common stock of $875,401 were recorded as an offset to paid in capital. The transaction resulted in an after tax charge of $530,596, which has been recorded as an extraordinary item.

NOTE C - INVENTORY

   Inventories at May 31, 1997 and 1996 consisted of the following:

                                                    1997         1996
                                               ----------  ----------
         Aircraft parts                      $ 10,758,867 $ 7,938,049
         Aircraft available for sale              886,417   1,339,266
                                               ==========  ==========
                                             $ 11,645,284 $ 9,277,315



NOTE D - LONG-TERM OBLIGATIONS

   Long-term obligations at May 31, 1997 and 1996 consisted of the following:

                                                        1997         1996
                                                     --------  ----------
         12% Senior Secured Notes                       $ -   $ 7,700,000
         8% Convertible Subordinated Debentures           -    10,000,000
         Mortgage note payable to bank                    -       429,260
         Senior Secured Revolving Credit Loans       7,397,931        -
         Senior Secured Term Loan - A                2,766,669        -
         Senior Secured Term Loan - B                3,580,000        -
         Notes payable due in equal monthly
           installments through October 1997,
           bearing interest at 9.5% to 11.5%
           collateralized by equipment                   2,471      8,000

         Capitalized lease obligations                   2,530      6,275
                                                      --------   --------
                                                    13,749,601 18,143,535

         Less:  Current maturities and
         long-term obligations in
         default classified as current               1,542,488 17,736,775
                                                      --------  ---------
                                                  $ 12,207,113 $  406,760
                                                    ==========  =========

      In October 1996 the Company entered into a Credit Agreement with the Bank of New York, which provides for a $3 million term loan and up to an $11 million revolving credit. The Credit Facility is secured by substantially all of the assets of the Company and availability of amounts for borrowing is subject to certain limitations and restrictions. The interest rate is the higher of the prime rate plus 2% or the federal funds effective rate plus 2.5% per annum. The revolving line of credit was increased to $13 million in March 1997. As of May 31, 1997, the available line of credit is $2,912,260. The credit agreement includes certain covenants which provide, among other things, restrictions relating to the maintenance of consolidated net worth and other financial ratios, as well as a restriction on the payment of dividends.

      In March 1997, the Company entered into a Second Term Loan with the Bank of New York for an additional $3,750,000. The Term Loan is collateralized by certain aircraft purchased by the Company with the proceeds from the loan. The interest rate is the higher of the prime rate plus 2% or the federal funds effective rate plus 2.5% per annum.










                                                                    (continued)

NOTE D - LONG-TERM OBLIGATIONS - Continued

   In July 1992, the Company  issued  $18.0 million of five (5) year 12% Senior
   Secured Notes ("Notes") due July 1997.   In  October  1996, the Company paid
   the remaining outstanding principal on these Notes.

   In September 1993, the Company issued $10.0 million in Convertible Subordinated Debentures ("Debentures"), due August 2003, through a private placement offering. The Debentures were redeemed in whole on October 3, 1996 as part of the Company's restructuring of capital (see Note B). Pursuant to the restructuring, the Company issued approximately 2,245,400 shares of common stock in exchange for the entire $10 million principal amount outstanding and the related accrued interest of $1,227,000.

   In September 1992, the Company entered into a promissory note and mortgage and security agreement with a bank. In fiscal 1997, the Company sold the land and building in Miami, and with the proceeds from the sale, paid the remaining balance on the promissory note.

   The scheduled maturities of long-term obligations in each of the next five years subsequent to May 31, 1997 are as follows: 1998 - $1,542,488, 1999 - $1,516,664, 2000 - $2,256,664, 2001 -$766,660, and 2002 - $7,662,124.

NOTE E - LEASES

   The Company leases warehouse and hangar facilities as well as certain equipment under long-term operating lease agreements. Rental expense under these leases for the years ended May 31, 1997, 1996 and 1995 was approximately $36,000, $53,000 and $220,000, respectively. At May 31, 1997, the future minimum payments on non-cancellable operating leases are as follows: 1998 - $244,669, 1999 - $249,625, 2000 - $236,167, 2001 -$205,977,
   and 2002 - $210,961.

   The Company currently leases aircraft and engines to customers under long-term operating lease agreements. In addition to minimum base rentals, the lease agreement requires additional rent based upon aircraft and engine usage. The net investment in aircraft and engines held for or leased to customers was approximately $6,124,000 and $1,849,000 at May 31, 1997 and 1996, respectively.

NOTE F - INCOME TAXES

   The provision for income taxes for the years ended May 31, 1997, 1996 and 1995 is as follows:

                                             1997        1996        1995
                                          ---------   ----------   ---------
      Current provision:
        Federal                            $ 72,663     $ 14,048    $    -
        State                                  -            -            -
                                          ---------   ----------   ---------
                                             72,663       14,048         -
      Deferred provision                    (72,663)        -            -

                                           $   -        $ 14,048    $    -
                                          =========    =========   =========







                                                                    (continued)

NOTE F - INCOME TAXES - Continued

   The tax effect of the Company's temporary differences and carryforwards is as follows:

                                                     1997        1996
                                                 -----------  -----------
  Deferred tax (benefits) - current:
         Reserve for overhaul costs              $ (103,000) $ (332,000)
         Bad debt reserve                          (257,000)   (276,000)
         Inventory capitalization                  (187,000)   (145,000)
         Accrued payroll                           (131,000)          -
         Accrued legal settlement costs                   -      (1,000)
         Accrued vacation                           (15,000)    (15,000)
         Accrued - other                                  -      (4,000)
         Accrued repair costs                             -    (187,000)
         Reserve for inventory                      (79,000)          -
                                                 -----------  -----------

                                                 $ (772,000) $ (960,000)

                                                         1997        1996
                                                  -----------  -----------
  Deferred tax liabilities
     (benefits) - non-current:
         Depreciation and amortization           $ (647,000)  $ (17,000)
         Aircraft - capitalized maintenance          36,000      36,000
         Restructuring charges                     (135,000)   (160,000)
         Net operating loss carryforward - federal (759,000) (2,467,000)
         Net operating loss carryforward - state   (177,000)   (260,000)
         Minimum tax credit - federal              (196,000)   (135,000)
         Other, net                                  (8,000)     (8,000)
                                                -----------  -----------
                                               $ (1,886,000)$(3,011,000)

   The Company has recorded valuation allowances equal to the amount of the deferred tax benefits at May 31, 1996 and 1997. The valuation allowance has decreased by $1,385,000 in fiscal 1997.

   The following table summarizes the differences between the Company's effective tax rate and the statutory federal rate as follows:

                                            1997     1996     1995
                                           -----    -----     -----
      Statutory federal rate                34.0%    34.0%   (34.0)%
      Operating losses with no current
         tax benefit                          -.       -.     34.0
      Tax benefit from net operating loss
         carryforward                      (30.7)   (33.4)      -.
      Other                                 (3.3)     -.        -.
                                           -----    -----     -----

      Effective tax rate                     -. %     0.6%      -. %
                                           =====    =====     =====


   The Company has net operating loss carryforwards for federal tax purposes of approximately $2.0 million. The net operating losses will expire at various points through the year 2010. The Company has a federal minimum tax credit carryover of approximately $195,000 which may be utilized in future years to the extent that the regular tax liability exceeds the alternative minimum tax. Certain provisions of the tax law may limit the net operating loss and credit carryforwards available for use in any given year in the event of a significant change in ownership interest.


NOTE G - COMMON AND PREFERRED STOCK

   In July 1993, the Company amended the Articles of Incorporation to authorize
   the issuance of up to 500,000 shares of preferred stock.   No such stock has
   been issued.

   In October 1996, the Company amended the Articles of Incorporation to authorize the issuance of up to 2,000,000 shares of preferred stock. No such stock has been issued.

NOTE H - STOCK OPTIONS

   The Stockholders in October 1989 approved a Stock Option Plan pursuant to which 350,000 shares of the Company's common stock were reserved for the grant of options to employees and directors of the Company or its subsidiaries. The issuance of the options and the form of the options shall be at the discretion of the Company's Compensation Committee. However, upon the completion of the restructuring of the Company's capital in October 1996, the Company terminated this plan and the stockholders concurrently approved a New Stock Option Plan, pursuant to which 598,782 shares of common stock were reserved. In fiscal 1997, options were granted to purchase 598,609 shares of common stock at exercise prices ranging from $2.75 - $3.00 per share and expire 10 years from the date of the grant. Prior to May 31, 1996, the Company accounted for such options under APB Opinion 25 and related Interpretations. Commencing June 1, 1996, the Company accounts for non-qualified options issued to non-employees, under SFAS 123, Accounting for Stock Based Compensation.

   The exercise price of all options granted by the Company equals the market price at the date of the grant. No compensation expense has been recognized.

   Had compensation cost for the Stock Option Plan and non-qualified options to employees been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123, the Company's net income and earnings per share would have been changed to the pro forma amounts below. Disclosure of such amounts is not required for the fiscal year ended May 31, 1995 and accordingly is not presented below.

                                                1997         1996
                                             ----------- -----------
            Net income
               As reported                   $ 1,728,493 $ 2,285,969
               Pro forma                     $ 1,150,122 $ 2,285,969
            Primary earnings per share
               As reported                   $       .96 $     15.27
               Pro forma                     $       .63 $     15.27

   The above pro forma disclosures may not be representative of the effects on reported net income for future years as certain options vest over several years and the Company may continue to grant options to employees.

   The fair value of each option grant is estimated on the date of grant using the binomial option-pricing model with the following weighted-average assumptions used for grants in fiscal 1997 and fiscal 1996, respectively: dividend yield of 0.0 percent for all years; expected volatility of 30 percent; risk-free interest rates of 6.25 percent; and expected holding periods of 4 years.




                                                                    (continued)

NOTE H - STOCK OPTIONS - Continued

   A summary of the status of the Company's fixed stock options as of May 31, 1997 and 1996, and changes during the years ending on those dates is as follows:

                                 MAY  31,  1997                  MAY 31,  1996
                                    Weighted -                    Weighted-
                                      Average                       Average

                                  SHARES  EXERCISE PRICE  SHARES EXERCISE PRICE
                                --------  --------------  ------ --------------
   Outstanding at beginning of
   year                          269,500   $   .70       295,000   $       .65
   Granted                       598,609      2.99          -
   Exercised                        -                       -
   Expired                          -                       -
   Cancelled                    (269,500)      .70       (25,500)          .19
                                ---------   ------      --------       -------
   Outstanding at end of year    598,609      2.99       269,500           .70

   Options exercisable at end of
     year                        392,430                 269,500
   Weighted-average fair value
     of options granted during
     the year                      $ .97              $     -

   The following information applies to options outstanding at May 31, 1997:

                            OPTIONS OUTSTANDING         OPTIONS EXERCISABLE
                               Weighted -
                                 Average
                               Remaining      Weighted -           Weighted -
       Ranges of              Contractual     Average              Average
   EXERCISE PRICES   SHARES     LIFE     EXERCISE PRICE  SHARES  EXERCISE PRICE
  ----------------   ------   --------   --------------  ------   ------------

   $2.75 - $3.00   598,609   9.4 years   $     2.99     392,430   $      2.98

NOTE I - SALES TO MAJOR CUSTOMERS/FOREIGN AND DOMESTIC

      The Company sells aircraft and aircraft parts, and leases aircraft to foreign and domestic customers. Most of the Company's sales take place on an unsecured basis, and a majority of the sales are to aircraft operators.

      The information with respect to sales and lease revenue, by geographic area, is presented in the table below for the years ended May 31, 1997, 1996 and 1995.

                                            (IN THOUSANDS)
                                             1997     1996     1995
                                           -------  -------  -------
                    United States         $ 18,067 $ 19,800 $ 18,048
                    Africa and Middle East     402      623    1,204
                    Europe                     319      177    1,350
                    Latin America              408    2,454    4,347
                    Canada                     133       -        34
                    Asia                     1,903      151      -
                                           -------  -------  -------
                                          $ 21,232 $ 23,205 $ 24,983
                                           =======  =======  =======

NOTE I - SALES TO MAJOR CUSTOMERS/FOREIGN AND DOMESTIC - Continued

      No customer accounted for more than 10% of the Company's sales in fiscal 1997. The Company had part sales to a domestic customer which accounted for approximately 21% of net sales in fiscal 1996 and less than 10% of net sales in both fiscal 1997 and 1995. No other customer accounted for more than 10% of the Company's sales in fiscal 1996.

      The Company had sales to a Venezuelan customer which accounted for approximately 11% of net sales in fiscal 1995. There were no sales to this customer in fiscal 1997 or fiscal 1996. Additionally, the Company sold 3 aircraft to a United States customer which represented 23% of net sales in fiscal 1995. The Company did not have any sales to this customer in previous fiscal years.

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

NOTE J - SUPPLEMENTAL CASH FLOW DISCLOSURE

   In fiscal 1997, the Company completed a restructuring of its capital (See Note B). In conjunction with this restructuring, the Company incurred the following noncash financing activity:

                    Decrease in Subordinated Debentures     $ 10,000,000
                    Decrease in Accrued Interest               1,224,755
                    Decrease in Common Stock                       2,245
                    Increase in Paid in Capital              (10,892,140)
                    Decrease in Deferred Restructuring Fees     (334,860)

      In fiscal  1997,  the Company exchanged an aircraft with a net book value
   of $237,552 for certain  inventory.   No  gain  or  loss was recorded on the
   exchange.

   The net change in inventory in fiscal 1997 and 1996, as derived from the change in balance sheet amounts, has been adjusted for the following items:

                                                    1997         1996
                                                 ----------   ----------
            Net increase in inventory           $ 2,367,969  $ 2,780,045
            Write-down of aircraft                     -         250,000
            Transfer of aircraft from inventory
              to held for lease                     303,064         -
            Exchange of aircraft held for lease
              for inventory                        (237,552)        -
                                                 ----------   ----------
            Cash flow impact from change in
              inventory                         $ 2,433,481  $ 3,030,045
                                                ===========   ==========



NOTE K - RELATED PARTY TRANSACTIONS

      In connection with obtaining the Credit Agreement with the Bank of New York, the Company agreed to pay the placement agent a $250,000 placement fee. A director of the Company was a principal of the placement agent. In fiscal 1997, the Company paid the placement agent $200,000 of this fee, and the remaining $50,000 will be paid in fiscal 1998.

NOTE L - FOURTH QUARTER ADJUSTMENTS

      In fiscal 1997, the Company recorded a fourth quarter tax benefit of approximately $102,000 as a result of adjusting the estimated effective tax rate used during the year.

      In 1996, the Company recorded a fourth quarter adjustment in the amount of approximately $385,000 which related to capitalizing the costs incurred as a result of the planned restructuring (see Note B). Approximately $306,000 of these costs were expensed in the first three quarters of fiscal 1996.

NOTE M - ACCRUED LIABILITIES

      Accrued liabilities consist of the following items:

                                                     1997        1996
                                                 --------    --------
            Customer deposits                   $ 361,153   $ 367,669
            Accrued repair costs                  507,161     187,157
            Accrued legal costs                    10,000          -
            Accrued interest                        9,014   1,165,468
            Accrued payroll                       559,270     399,886
            Accrued property taxes                 28,695      31,144
            Accrued commissions                   167,741     167,741
            Reserve for repair of leased aircraft 579,143     480,308
            Other                                  12,173     361,609
                                                 --------    --------
                                              $ 2,234,350 $ 3,160,982

NOTE N - WELLMAN TRANSACTION

      In January 1995, the Company entered into an agreement with the former Chairman and former Secretary of the Company whereby the Company transferred all of the outstanding stock of Brent Aviation, a wholly-owned subsidiary, to an affiliate of the former employees. In addition, the Company also transferred certain spare parts, components, inventory and equipment for B-727 series aircraft, and a McDonnell Douglas DC-4 aircraft. In consideration, the Company received $230,000 and agreed to lease a B-727 to the affiliate on a month-to-month basis.

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



NOTE O - DISPOSAL OF SERVICE CENTER OPERATIONS

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

NOTE P - EMPLOYMENT AGREEMENTS

      In October 1996, the Company entered into employment agreements with two of its executive officers for a period of five years. The agreements provide the employees with a certain minimum annual salary plus bonus. The agreements provide the employees with an option to terminate their agreements and receive a lump sum payment equal to the employee's average annual compensation paid by the Company for the most recent two years upon a change in control of the Company.


          INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES

                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS

                    YEARS ENDED MAY 31, 1995, 1996 AND 1997


                                                   COLUMN A    COLUMN B  COLUMN C      COLUMN D      COLUMN E
                                                                  ADDITIONS
                                                 Balance at  Charged to  Charged                   Balance at
                                                  Beginning   Costs and  to Other                     End of
           DESCRIPTION                            OF PERIOD    EXPENSES   ACCOUNTS     DEDUCTIONS      PERIOD
YEAR ENDED MAY 31, 1995

   Reserves deducted from assets to which they apply:
     Allowance for possible losses on
       accounts receivable                      $ 940,214   $ 406,147   $   -        $ 727,176 (a) $ 619,185

YEAR ENDED MAY 31, 1996

   Reserves deducted from assets to which they apply:
     Allowance for possible losses on
       accounts receivable                      $ 619,185   $ 482,375   $   -        $ 366,874 (a) $ 734,686

YEAR ENDED MAY 31, 1997

   Reserves deducted from assets to which they apply:
     Allowance for possible losses on
     accounts receivable                        $ 734,686   $ 123,375   $   -        $ 247,585 (a) $ 610,476



(a)  Write-off of accounts receivable against the reserve.