Form 10-Q
period 1997-08-31
INTERNATIONAL AIRLINE SUPPORT GROUP INC
filed 1997-09-24
CIK 859307

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                        FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934.

For the quarterly period ended August 31, 1997 or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934.

For the transition period from  ________________ to  __________________.

Commission file number 0-18352
                       _______

        INTERNATIONAL   AIRLINE   SUPPORT   GROUP,   INC.
        _________________________________________________


           DELAWARE                           59-2223025
_______________________________   _________________________________
(State or other jurisdiction of   (IRS Employer Identification No.)
 incorporation or organization)

1954 AIRPORT ROAD, SUITE 200, ATLANTA, GA             30341
_________________________________________          ___________
(Address  of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code:  (770)  455-7575
                                                     _______________

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

    The number of shares of the Company's common stock outstanding as of September 23, 1997 was 2,447,095.

                                                            FORM 10-Q

       INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES
                                INDEX
                                                                 PAGE NO.

Part I   FINANCIAL INFORMATION
         Item  1.    Financial  Statements

         Condensed Consolidated Balance Sheets                      3
           May 31, 1997 and August 31, 1997

         Condensed Consolidated Statements of Earnings              4
           Three Months Ended August 31, 1996 and August 31, 1997

         Condensed Consolidated Statements of Cash Flows            5
           Three Months Ended August 31, 1996 and August 31, 1997

         Notes to Condensed Consolidated Financial Statements       6

         Item 2.     Management's Discussion and Analysis           8
           of Financial Condition and Results of Operations

Part II OTHER INFORMATION

         Item 1.   Legal Proceedings                               11

         Item 6.   Exhibits and Reports on Form 8-K                11

                                                                  FORM 10-Q

          INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                        August 31,
                                                          May 31,         1997
                                                           1997*       (UNAUDITED)
                                                       ----------      -----------
Current assets
  Cash and cash equivalents                            $  465,725       $ 219,215
  Accounts receivable, net of allowance for
   doubtful accounts of approximately $610,000 at
   May 31, 1997 and $636,000 at August 31, 1997         1,354,030       1,661,424
   Inventories                                         12,000,284      10,951,751
  Deferred tax benefit - current, net of valuation
   allowance of $772,000 at May 31, 1997 and
   August 31, 1997                                              -               -
  Other current assets                                     98,285         478,701
                                                       ----------      ----------
         Total current assets                          13,918,324      13,311,091

Property and equipment
  Aircraft and engines held for lease                   6,914,458       6,929,058
  Leasehold improvements                                   21,567          43,609
  Machinery and equipment                                 908,590         918,095
                                                       ----------      ----------
                                                        7,844,615       7,890,762
  Accumulated depreciation                              1,186,444       1,439,847
                                                       ----------      ----------
     Property and equipment, net                        6,658,171       6,450,915

Other assets
  Deferred debt costs, net                                638,012         700,837
  Deferred tax benefit, net of valuation allowance of
    $1,814,000 at May 31, 1997 and August 31, 1997         72,663         285,163
                                                       ----------      ----------
     Total other assets                                   710,675         986,000
                                                       ----------      ----------
                                                     $ 21,287,170    $ 20,748,006
                                                     ============    ============


                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Current maturities of long-term obligations         $ 1,542,488      $ 1,503,827
  Accounts payable                                        642,950        1,016,217
  Accrued expenses                                      2,234,350        1,590,095
                                                       ----------      ----------
         Total current liabilities                      4,419,788        4,110,139

Long-term obligations, less current maturities         12,207,113       10,858,111

Commitments and contingencies

Stockholders' equity
  Preferred stock - $.001 par value; authorized
    2,000,000 shares; 0 shares outstanding at
    May 31, 1997 and August 31, 1997.                           -                -
   Common stock - $.001 par value; authorized
    20,000,000 shares; issued and outstanding 2,395,095
    shares at May 31, 1997 and 2,440,595 shares at
    August 31, 1997.                                        2,395            2,440
  Additional paid-in capital                           13,003,686       13,137,891
  Accumulated deficit                                  (8,345,812)      (7,360,575)
                                                       ----------      ----------
         Total stockholders' equity                     4,660,269        5,779,756
                                                       ----------      ----------
                                                     $ 21,287,170     $ 20,748,006



*Condensed from audited Financial Statements

The accompanying notes are an integral part of these condensed financial statements.

                                                                  FORM 10-Q

           INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS
                                  (UNAUDITED)

                                                      Three Months Ended
                                                    August 31,    August 31,
                                                      1996           1997
                                                   --------       ---------
Revenues
  Net sales                                     $ 4,038,671     $ 4,940,969
  Lease revenue                                     120,000         626,057
                                                  ---------       ---------
         Total revenues                           4,158,671       5,567,026

Cost of sales                                     2,317,141       3,140,020
Selling, general and administrative expenses        834,654       1,036,448
Provision (recovery) for doubtful accounts           41,157        (47,529)
Depreciation and amortization                       165,812         253,744
                                                  ---------       ---------
        Total operating costs                     3,358,764       4,382,683
                                                  ---------       ---------

         Earnings from operations                   799,907       1,184,343

Interest expense                                    488,879         413,300
Interest and other income                           (33,040)         (1,695)
                                                  ---------       ---------
         Earnings before income taxes               344,068         772,738

Benefit from income taxes                                 -        (212,499)

         Net earnings                             $ 344,068       $ 985,237
                                                  =========       =========
Per share data:
  Earnings per common and common
    equivalent share                              $    2.30       $    0.37

  Weighted average shares outstanding used in
    calculation                                     149,704       2,696,275
                                                  =========       =========


The accompanying notes are an integral part of these condensed financial statements.

                                                                  FORM 10-Q

          INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                        Three months ended
                                                   August 31,       August 31,
                                                     1996              1997
                                                   ---------         ---------
Cash flows from operating activities:
  Net earnings                                     $ 344,068         $ 985,237
  Adjustments to reconcile net earnings
    to net cash provided by (used in) operating
    activities:
     Depreciation and amortization                   211,622           253,404
     Provision (recovery) for doubtful accounts       41,157           (47,529)
     (Increase) decrease in inventory                (83,711)        1,048,533
     Changes in other assets and liabilities        (747,075)       (1,191,598)
                                                    ---------        ----------
         Total adjustments                          (578,007)           62,810

         Net cash provided by (used in) operating
          activities                                (233,939)        1,048,047

Cash flows from investing activities:
  Capital equipment additions                         (3,448)          (46,146)
                                                    ---------        ----------

         Net cash used in investing activities        (3,448)          (46,146)

Cash flows from financing activities:
  Net decrease in debt obligations                   (10,073)       (1,382,661)
  Issuance of common stock                                 -           134,250
  Payment of deferred restructuring costs           (233,687)                -
  Payment of deferred debt issue costs               (95,000)                -
                                                    ---------        ---------
         Net cash used in financing activities      (338,760)       (1,248,411)

Net decrease in cash                                (576,147)         (246,510)
Cash and cash equivalents at beginning of period     940,274           465,725
                                                    ---------        ---------

Cash and cash equivalents at end of period         $ 364,127         $ 219,215
                                                   =========         =========

The accompanying notes are an integral part of these condensed financial statements.

      INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)

1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain adjustments (consisting only of normal and recurring adjustments) necessary to present fairly International Airline Support Group, Inc. and Subsidiaries' condensed consolidated balance sheets as of May 31, 1997 and August 31, 1997, the condensed consolidated statements of earnings for the three months ended August 31, 1996 and August 31, 1997, and the condensed consolidated statements of cash flows for the three months ended August 31, 1996 and August 31, 1997.

     The accounting policies followed by the Company are described in the May 31, 1997 financial statements.

     The results of operations for the three months ended August 31, 1997 are not necessarily indicative of the results to be expected for the full year.

2.    Inventories consisted of the following:

                                    MAY 31,1997     AUGUST 31,1997
                                    -----------     --------------
      Aircraft parts                $11,113,867      $10,050,334
      Aircraft and Engines
         available for sale             886,417          901,417
                                    -----------      -----------
                                    $12,000,284      $10,951,751
                                    ===========      ===========

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

      INTERNATIONAL AIRLINE SUPPORT GROUP, INC.  AND SUBSIDIARIES

          NOTES  TO  CONDENSED  CONSOLIDATED   FINANCIAL  STATEMENTS
                              (Unaudited)


1.   Earnings per Share

     The Company's earnings per share for the three months ended August 31, 1997 were calculated using the modified treasury stock method. This method was used because the number of shares common stock issuable on exercise of stock options, in the aggregate, exceeded 20 percent of the number of shares of common stock outstanding as of August 31, 1997.

     In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share", which changes the method for reporting Earnings Per Share. The statement is effective for financial statement periods ending after December 15, 1997. The Company has not yet determined the impact, if any, of adopting the new standard.


 5.  Credit Facility

     On October 3, 1996, the Company entered into the Credit Agreement, which provided for a $3 million term loan and up to an $11 million revolving credit. During the fourth fiscal quarter of 1997, the Credit Agreement was amended to create a new term loan facility of $3.75 million (collectively referred to as the "Credit Facility") and the revolving credit was increased to $13 million. The Credit Facility is secured by substantially all of the assets of the Company and availability of amounts for borrowing is subject to certain limitations and restrictions. Such limitations and restrictions are discussed in the Company's Proxy Statement/Prospectus filed with the Securities and Exchange Commission on August 29, 1996.


 6.  Supplemental Cash Flow Disclosures:

          Cash payments for interest were $255,000 and $413,000 for the three months ended August 31, 1996 and August 31, 1997, respectively. Cash and cash equivalents include $247,317 of restricted cash at August 31, 1997. Restricted cash includes customer receipts deposited into the Company's lockbox account, which are applied the next business day against the outstanding amount of the Credit Facility, and customer deposits on aircraft and engines leases.

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

RESULTS OF OPERATIONS:


REVENUES

    Net parts sales (excluding the sale of aircraft and engines) for the three months ended August 31, 1997 were $4.2 million compared to $4.0 million during the three months ended August 31, 1996. Aircraft and engine sales were $775,000 for the three months ended August 31, 1997 compared to none for the three months ended August 31, 1996. Aircraft and engine sales are unpredictable transactions and may fluctuate significantly from period to period, dependent, in part, upon the Company's ability to purchase aircraft or engines at attractive prices and resell them, as well as the overall market for used aircraft and engines. Lease revenue increased to $626,000 during the three months ended August 31, 1997 compared to $120,000 during the three months ended August 31, 1996. The increase in lease revenues was attributable to the lease of three B-727-100 aircraft during the fourth quarter of fiscal 1997. Total revenue during the three months ended August 31, 1997 increased 33% to $5.6 million from $4.2 million during the three months ended August 31, 1996.


COST OF SALES

     Cost of sales increased 22% from $2.3 million during the three months ended August 31, 1996 to $2.8 million during the three months ended August 31, 1997, primarily as a result of higher revenues. As a percentage of total revenues, cost of sales for the three months ended August 31, 1997 and August 31, 1996 was 56%. Excluding aircraft and engine transactions, which transactions are unpredictable and fluctuate from period to period, cost of sales as a percentage of part sales during the three months ended August 31, 1996 was 56% compared to 58% during the three months ended August 31, 1997.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses increased from $800,000 during the three months ended August 31, 1996 to $1.1 million during the three months ended August 31, 1997. This increase is due, in part, to higher levels of insurance costs, American Stock Exchange and investor relations fees, rent and certain relocation expenses associated with the move of the Company's warehouse, and compensation associated with increased sales.

     INTERNATIONAL AIRLINE SUPPORT GROUP, INC.  AND SUBSIDIARIES


PROVISION FOR (RECOVERY OF) DOUBTFUL ACCOUNTS

    For the three months ended August 31, 1997, the Company had a recovery of doubtful accounts of $47,529 compared to a provision for doubtful accounts of $41,157 for the three months ended August 31, 1996. This decrease in expense was primarily related to the recovery of a certain doubtful account during the first quarter of fiscal 1998.


DEPRECIATION AND AMORTIZATION

     Depreciation and amortization for the three months ended August 31, 1996 increased from $166,000 to $254,000 for the three months ended August 31, 1997. The increase in depreciation and amortization was due primarily to the acquisition of three B-727-100 aircraft during the fourth quarter of fiscal 1997, while being partially offset by the sale of the Company's headquarters during the third quarter of fiscal 1997.


INTEREST EXPENSE

     Interest expense for the three months ended August 31, 1996 was $489,000 compared to $413,000 for the three months ended August 31, 1997. The decrease in interest expense was due to a net reduction in total debt outstanding during this period from $18.1 million at August 31, 1996 to $12.4 million at August 31, 1997.


INCOME TAXES

     The Company's tax benefits (and related estimated tax rate) result from 1) the utilization of its net operating loss carryforward to eliminate the current tax that would otherwise be payable and 2) the Company's reduction in the valuation allowance applied against its deferred tax assets. The Company has reduced the valuation allowance by $212,499 as a result of its continuing profitability. Subject to its continuing profitability, the Company expects to further reduce the valuation allowance in the future.

     INTERNATIONAL AIRLINE SUPPORT GROUP, INC.  AND SUBSIDIARIES

LIQUIDITY AND CAPITAL RESOURCES

     The Credit Agreement entered into by the Company in connection with the Restrucuring provided for a $3 million term loan and up to an $11 million revolving credit. During the fourth quarter of 1997 the Credit Agreement was amended to create a new term loan facility of $3.75 million (collectively referred to as the "Credit Facility") and the revolving credit was increased to $13 million. The Credit Facility is secured by substantially all of the assets of the Company and availability of amounts for borrowing is subject to certain limitations and restrictions. Such limitations and restrictions are discussed in the Company's Proxy Statement/Prospectus filed with the Securities and Exchange Commission on August 29, 1996.

     Net cash provided by (used in) operating activities for the three months ended August 31, 1997 and August 31, 1996 were $62,810 and ($578,007), respectively. The increase in cash provided by operating activities was due, in part, to a decrease in inventory of $1,049,000 for three months ended August 31, 1997 compared to an increase in inventory of $84,000 for three months ended August 31, 1996.

     Net cash used in financing activities for three months ended August 31, 1997 amounted to $1,248,000. This net cash usage was primarily the result of a net decrease in debt obligations of $1,383,000.

    At August 31, 1997, the Company was permitted to borrow up to an additional $4.2 million pursuant to the revolving credit facility. The Company believes that amounts available to be borrowed pursuant to the Credit Agreement and its working capital will be sufficient to meet the requirements of the Company's business for the foreseeable future. The Company had no material commitments for capital expenditures as of August 31, 1997. Subsequent to the end of the quarter, the Company purchased one DC-9-50 aircraft that was financed under a new term loan under the Credit Facility and has a commitment to purchase an additional DC-9-50 aircraft during the second quarter of fiscal 1998.

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


Item 6. EXHIBITS AND REPORTS ON FORM 8-K


     (a) EXHIBITS

      Exhibit
      Number  Description                           Page Number or
      ------  -----------                           Method of Filing
                                                    ---------------------
      2.4     Credit Agreement between BNY          Incorporated by
              Financial Corporation and the         reference to Exhibit
              Registrant, as amended.               2.4 to Amendment No. 2
                                                    to the Company's
                                                    Registration Statement
                                                    on Form
                                                    S-4 filed August 29,
                                                    1996 (File No. 333-
                                                    08065).

      3.1     Amended and Restated Certificate      Incorporated by
              of Incorporation of the               reference to Exhibit
              Registrant.                           3.1 to the Company's
                                                    Annual report on Form
                                                    10-K for the fiscal
                                                    year ended May 31,
                                                    1996 (the "1996 Form
                                                    10-K").

      3.2     Restated and Amended Bylaws of        Incorporated by
              the Registrant, as amended.           reference to Exhibit
                                                    3.2 to the 1996 Form
                                                    10-K.

      4.1     Specimen Common Stock Certificate.    Incorporated by
                                                    reference to Exhibit
                                                    4.1 to the 1996 Form
                                                    10-K.

   Exhibit
   Number     Description                           Page Number or
   ------     -----------                           Method of Filing
                                                    ---------------------
   10.1.1     Employment Agreement, dated as        Incorporated by
              of December 1, 1995, between the      reference to Exhibit
              Registrant and Alexius A. Dyer        10.1.1 to the to
              III, as amended on October 3,         Amendment No. 2 to the
              1996.                                 Company's Registration
                                                    Statement on Form S-4
                                                    filed August 29, 1996
                                                    (File No. 333-08065).

   10.1.2     Employment Agreement, dated as        Incorporated by
              of October 3, 1996, between the       reference to Exhibit
              Registrant and George Murnane         10.1.2 to the
              III.                                  Company's Quarterly
                                                    Report for the quarter
                                                    ended February 28,
                                                    1997.

   10.2.1     1996 Long-Term Incentive and          Incorporated by
              Share Award Plan.                     reference to Appendix
                                                    B to the Proxy
                                                    Statement/Prospectus
                                                    included in the
                                                    Company's Registration
                                                    Statement on Form S-4
                                                    (File No. 333-08065)
                                                    filed on July 12,
                                                    1996.

   10.2.2     401(k) Plan.                          Incorporated by
                                                    reference to Exhibit
                                                    10-H to the Company's
                                                    Annual Report on
                                                    Form 10-K for the
                                                    fiscal year ended
                                                    May 31, 1992 (the
                                                    "1992 Form 10-K").

   Exhibit
   Number     Description                           Page Number or
   ------     -----------                           Method of Filing
                                                    ---------------------

   10.2.3     Bonus Plan.                           Incorporated by
                                                    reference to Exhibit
                                                    10.2.4 to the 1992
                                                    Form 10-K.

   10.2.4     Cafeteria Plan.                       Incorporated by
                                                    reference to Exhibit
                                                    10.2.5 of the
                                                    Company's Annual
                                                    report on Form 10-K
                                                    for the fiscal year
                                                    ended May 31, 1993.

   10.2.5     Form of Option Certificate            Incorporated by
              (Employee Non-Qualified Stock         reference to Exhibit
              Option).                              10.2.5 to the 1996
                                                    Form 10-K.

   10.2.6     Form of Option Certificate            Incorporated by
              (Director Non-Qualified Stock         reference to Exhibit
              Option).                              10.2.6 to the 1996
                                                    Form 10-K.

   10.2.7     Form of Option Certificate            Incorporated by
              (Incentive Stock Option).             reference to Exhibit
                                                    10.2.7 to the 1996
                                                    Form 10-K.

   10.14      Commission Agreement dated            Incorporated by
              December 1, 1995 between the          reference to Exhibit
              Registrant and J.M. Associates,       10.14 to the 1996 Form
              Inc.                                  10-K.

   10.15      Aircraft Parts Purchase               Incorporated by
              Agreement, dated May 16, 1996,        reference to Exhibit
              between Paxford Int'l, Inc. and       10.15 to the Company's
              the Registrant.                       Registration Statement
                                                    on Form S-4 (File No.
                                                    333-08065) filed on
                                                    July 12, 1996.

   Exhibit
   Number     Description                           Page Number or
   ------     -----------                           Method of Filing
                                                    ---------------------
   11          Statement regarding computation       Incorporated by
               of per share earnings.                reference to Exhibit
                                                     11 to the 1996 Form
                                                     10-K.

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


INTERNATIONAL AIRLINE SUPPORT GROUP, INC.
-----------------------------------------
            (Registrant)





/S/GEORGE MURNANE III                        SEPTEMBER 24, 1997
---------------------                        ------------------
George Murnane III                           Date
Executive Vice President and
Chief Financial Officer