Form 10-Q
period 1997-11-30
INTERNATIONAL AIRLINE SUPPORT GROUP INC
filed 1998-01-15
CIK 859307

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                          FORM 10-Q

  (Mark One)

  [ X ] QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE
  SECURITIES EXCHANGE ACT OF 1934.

  For the quarterly period ended November 30, 1997 or

  [    ] TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR 15(d) OF THE
  SECURITIES EXCHANGE ACT OF 1934.

  For the transition period from               to                  .
                                 --------------   ----------------
  Commission file number  0-18352
                         ---------
              INTERNATIONAL   AIRLINE   SUPPORT   GROUP,   INC.
             ---------------------------------------------------

       DELAWARE                                         59-2223025
   (State or other jurisdiction of   (IRS Employer Identification No.)
    incorporation or organization)

  1954 AIRPORT ROAD, SUITE 200, ATLANTA, GA              30341
  -----------------------------------------              -----
  (Address  of principal executive offices)          (Zip Code)

  Registrant's telephone number, including area code: (770) 455-7575

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding
  12 months(or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

  YES  X    NO
     -----     ------
  APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     The number of shares of the Company's common stock outstanding as of January 15, 1997 was 2,463,095.

INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES

INDEX
                                                           PAGE NO.
                                                           --------
Part I    FINANCIAL INFORMATION

          Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets as of
          May 31, 1997 and November  30, 1997                 3

          Condensed Consolidated Statements of Earnings
          for the Three Months and Six Months
          Ended November 30,1996 and 1997                     4

          Condensed Consolidated Statements of Cash Flows for the Six Months Ended November 30, 1996 and 1997 5

          Notes to Condensed Consolidated Financial
          Statements

          Item 2.   Management's Discussion and Analysis
          of Results of Operations and Financial Condition    8

Part II OTHER INFORMATION

          Item 1.   Legal Proceedings                        12

          Item 3.   Defaults upon Senior Securities          12

          Item 4.   Submission of Matters to a Vote          12
                    of Security Holders
          Item 6.   Exhibits and Reports on Form 8-K         13

                                                               FORM 10-Q
          INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                               November 30,
                                                         May 31,          1997
                                                          1997*        (unaudited)
                                                         -------       -----------
Current assets
  Cash and cash equivalents                            $  465,725       $ 361,250
  Accounts receivable, net of allowance for doubtful
  accounts of approximately $610,000 at May 31, 1997
  and $683,000 at November 30, 1997                     1,354,030       1,581,171
  Inventories                                          12,000,284      14,481,046
  Deferred tax benefit - current, net of valuation
  allowance of $772,000 at May 31, 1997 and
  November 30, 1997                                          -               -
  Other current assets                                     98,285         221,293
                                                       ----------      ----------
         Total current assets                          13,918,324      16,644,760

Property and equipment
  Aircraft and engines held for lease                   6,914,458       7,562,954
  Leasehold improvements                                   21,567          45,929
  Machinery and equipment                                 908,590         918,186
                                                        ---------       ---------
                                                        7,844,615       8,527,069
  Accumulated depreciation                              1,186,444       1,590,085
                                                        ---------       ---------
         Property and equipment, net                    6,658,171       6,936,984

Other assets
  Deferred debt costs, net                                638,012         672,353
  Deferred tax benefit, net of valuation allowance of
    $1,814,000 at May 31, 1997 and $1,389,000 at
    November 30, 1997                                      72,663         497,663
                                                        ---------       ---------
         Total other assets                               710,675       1,170,016
                                                       ----------      ----------
                                                     $ 21,287,170    $ 24,751,760
                                                     ============    ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Current maturities of long-term obligations         $ 1,542,488     $ 1,578,648
  Accounts payable                                        642,950         320,951
  Accrued expenses                                      2,234,350       2,281,222
                                                        ---------       ---------
         Total current liabilities                      4,419,788       4,180,821

Long-term obligations, less current maturities         12,207,113      13,811,852

Stockholders' equity
  Preferred stock - $.001 par value; authorized
  2,000,000 shares; 0 shares outstanding at
  May 31, 1997 and November 30, 1997.                      -                -
  Common stock - $.001 par value; authorized
  20,000,000 shares; issued and outstanding 2,395,095
  shares at May 31, 1997 and 2,463,095 shares at
  November 30, 1997.                                        2,395           2,463
  Additional paid-in capital                           13,003,686      13,204,743
  Accumulated deficit                                  (8,345,812)     (6,448,119)
                                                        ---------       ---------
         Total stockholders' equity                     4,660,269       6,759,087
                                                        ---------       ---------
                                                     $ 21,287,170    $ 24,751,760
                                                     ============    ============

*Condensed from audited Financial Statements

                                                               FORM 10-Q

          INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                  (UNAUDITED)

                                        Three Months Ended            Six Months Ended
                                            November  30                November 30,
                                         1996           1997          1996         1997
                                       --------      ---------     --------     ----------
Revenues
  Net sales                       $   4,803,439 $    5,491,639   $ 8,842,111 $  10,432,609
  Lease revenue                         173,333        600,621       293,333     1,226,678
                                       --------      ---------     ---------    ----------
         Total revenues               4,976,772      6,092,260     9,135,444    11,659,287

Cost of sales                         2,900,873      3,571,232     5,218,014     6,711,252
Selling, general and administrative
expenses                                820,304      1,041,359     1,654,958     2,077,808
Provision for (recovery of) doubtful
accounts                                 50,282         46,678        91,440          (852)
Depreciation and amortization           252,326        266,569       418,138       520,313
                                       --------      ---------     ---------    ----------
         Total operating costs        4,023,785      4,925,838     7,382,550     9,308,521
                                       --------      ---------     ---------    ----------

         Earnings from operations       952,987      1,166,422     1,752,894     2,350,766

Interest expense                        417,314        477,781       906,193       891,080
Interest and other income               (10,046)       (11,312)      (43,086)      (13,006)
                                       --------      ---------     ---------    ----------
         Earnings before income taxes   545,719        699,953       889,787     1,472,692

Provision for (benefit from) income
taxes                                    14,799       (212,500)       14,799      (424,999)
                                       --------      ---------     ---------    ----------

Net earnings before extraordinary
 loss on debt restructuring             530,920        912,453       874,988     1,897,691
Extraordinary loss on debt
restructuring                          (530,596)          -         (530,596)        -
                                       --------      ---------     ---------    ----------


         Net earnings               $       324      $ 912,453     $ 344,392  $  1,897,691
                                       ========       ========      ========     =========


Per share data:
  Earnings per common and common
    equivalent share before loss on
    debt restructuring              $      0.32      $    0.32     $    0.97  $       0.68
  Extraordinary loss on debt
    restructuring                         (0.32)           -           (0.59)          -
                                       --------      ---------      --------     ---------

  Earnings per share                $      0.00      $    0.32     $    0.38  $       0.68
                                       ========      =========      ========    ==========


  Weighted average shares
  outstanding used in calculation     1,646,628      2,862,900       898,162     2,796,080
                                      =========      =========       =======     =========

                                                                 FORM 10-Q

          INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                           Six Months ended
                                                             November 30,
                                                       1996              1997
                                                    --------         -----------
Cash flows from operating activities:
  Net earnings                                     $ 344,392         $ 1,897,693
  Adjustments to reconcile net earnings to net cash
    provided by (used in) operating activities:
     Depreciation and amortization                   418,138             520,313
     Provision for (recovery of) doubtful accounts    91,440                (852)
     Changes in assets and liabilities               530,815          (3,647,890)
                                                    --------         -----------
         Total adjustments                         1,040,393          (3,128,429)

         Net cash provided by (used in)
           operating activities                    1,384,785          (1,230,736)

Cash flows from investing activities:
  Capital equipment additions                        (35,457)            (33,958)
  Additions to aircraft and engines held for lease     -                (648,496)
                                                    --------         -----------

         Net cash used in investing activities       (35,457)           (682,454)

Cash flows from financing activities:
  Borrowings/(repayments) of debt obligations       (505,553)          1,645,901
  Issuance of common stock                             -                 201,125
  Payment of restructuring costs                  (1,161,081)                 -
  Payment of offering costs                            -                 (38,311)
                                                    --------         -----------

         Net cash provided by (used in)
          financing activities                    (1,666,634)          1,808,715

Net decrease in cash                                (317,306)           (104,475)
Cash at beginning of period                          940,274             465,725
                                                    --------         -----------

Cash at end of period                          $     622,968      $      361,250
                                                 ===========          ==========


      INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)


1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain adjustments (consisting only of normal and recurring adjustments) necessary to present fairly International Airline Support Group, Inc. and Subsidiary's condensed consolidated balance sheets as of May 31, 1997 and November 30, 1997, the condensed consolidated statements of earnings for the three and six months ended November 30, 1996 and 1997, and the condensed consolidated statements of cash flows for the six months ended November 30, 1996 and 1997.

     The accounting policies followed by the Company are described in the May 31, 1997 financial statements.

     The results of operations for the three and six months ended November 30, 1997 are not necessarily indicative of the results to be expected for the full year.


2.    Inventories consisted of the following:

                                    MAY 31,1997     NOVEMBER 30,1997

      Aircraft parts                $11,113,867      $ 9,735,848
      Aircraft and Engines
         available for sale             886,417        4,745,198
                                    -----------      -----------
                                    $12,000,284      $14,481,046
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

      INTERNATIONAL AIRLINE SUPPORT GROUP, INC.  AND SUBSIDIARIES

          NOTES  TO  CONDENSED  CONSOLIDATED   FINANCIAL  STATEMENTS
                              (Unaudited)


1.   Earnings Per Share

     The Company's earnings per share for the three and six months ended November 30, 1997 were calculated using the modified treasury stock method. This method was used because the number of shares of common stock issuable on exercise of stock options, in the aggregate, exceeded 20 percent of the number of shares of common stock outstanding as of November 30, 1997.

     In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share", which changes the method for reporting Earnings Per Share. The statement is effective for financial statement periods ending after December 15, 1997. The Company has not yet determined the impact, if any, of adopting the new standard.

 5.  Credit Facility

     On October 3, 1996, the Company entered into the Credit Agreement, which provided for a $3 million term loan and up to an $11 million revolving credit. The Credit Agreement was amended to create new term loan facilities totaling $6.85 million (collectively referred to as the "Credit Facility") and increasing the revolving credit to $13 million. The Credit Facility is secured by substantially all of the assets of the Company and availability of amounts for borrowing is subject to certain limitations and restrictions. Such limitations and restrictions are discussed in the Company's Proxy Statement/Prospectus filed with the Securities and Exchange Commission on August 29, 1996.


 6.  Supplemental Cash Flow Disclosures:

          Cash payments for interest were $712,000 and $758,000 for the six months ended November 30, 1996 and November 30, 1997, respectively. Cash and cash equivalents include $217,350 of restricted cash at November 30, 1997. Restricted cash includes customer receipts deposited into the Company's lockbox account, which are applied the next business day against the outstanding amount of the Credit Facility, and customer deposits on aircraft and engines leases.

 7. Secondary Offering

     On January 13, 1998, the Company decided not to proceed with its proposed offering of 1,750,000 shares of Common Stock due to unfavorable market conditions.

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

RESULTS OF OPERATIONS:

REVENUES

    Parts sales (excluding the sale of aircraft and engines) for the three and six months ended November 30, 1997 were $4.7 million and $8.9 million, respectively, compared to $4.8 million and $8.8 million, respectively, during the three and six months ended November 30, 1996. Aircraft sales were $667,000 for both the three and six months ended November 30, 1997. Engine sales were $138,000 and $913,000, respectively, during the three and six months ended November 30, 1997. No sales of aircraft or engines occurred during the three or six months ended November 30, 1996. Aircraft and engine sales are unpredictable transactions and may fluctuate significantly from period to period, dependent, in part, upon the Company's ability to purchase aircraft or engines at attractive prices and resell them within a relatively brief period of time, as well as the overall market for aircraft and engines. Lease revenue increased to $601,000 and $1.2 million during the three and six months ended November 30, 1997, respectively, compared to $173,000 and $293,000, during the three and six months ended November 30, 1996, respectively. The increase in lease revenues was attributable primarily to the lease of three B-727 aircraft during the fourth quarter of fiscal 1997. Total revenue, aided by the increase in aircraft and engine sales and an increase in lease revenue, increased from $5.0 million and $9.1 million, respectively, for the three and six months ended November 30, 1996, to $6.1 million and $11.7 million, respectively, for the three and six months ended November 30, 1997, a net increase of 22% and 29%, respectively, for the three and six months ended November 30, 1997 compared to the three and six months ended November 30, 1996.

COST OF SALES

     Cost of sales increased 24% from $2.9 million during the three months ended November 30, 1996 to $3.6 million during the three months ended November 30, 1997, primarily as a result of increased aircraft and engine sales. Cost of sales increased 29% from $5.2 million during the six months ended November 30, 1996 to $6.7 million during the six months ended November 30, 1997, primarily as a result of higher revenue. As a percentage of total revenues, cost of sales for the three and six months ended November 30, 1996 was 58.3% and 57.1%, respectively, compared to 58.6% and 57.6% during the three and six months ended November 30, 1997, respectively.

     INTERNATIONAL AIRLINE SUPPORT GROUP, INC.  AND SUBSIDIARIES


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses increased from $820,000 and $1.7 million during the three and six months ended November 30, 1996, respectively, to $1.0 million and $2.1 million during the three and six months ended November 30, 1997, respectively. These increases are due, in part, to higher levels of insurance costs, American Stock Exchange and investor relations fees, legal expenses, rent and certain relocation expenses associated with the move of the Company's warehouse, and compensation associated with increased sales. Selling, general, and administrative costs as a percentage of total revenue were 21.9% and 17.8%, respectively, for the three and six months ended November 30, 1997 compared to 17.5% and 35.1%, respectively, for the three and six months ended November 30, 1996.

PROVISION FOR (RECOVERY OF) DOUBTFUL ACCOUNTS

    For the three and six months ended November 30, 1997, the Company had a provision for (recovery of) doubtful accounts of $47,000 and ($852), respectively, compared to a provision for doubtful accounts of $50,000 and $91,000, respectively, for the three and six months ended November 30, 1996. This decrease in expense for the six month period was primarily related to the recovery of a certain doubtful account during the first quarter of fiscal 1998.

DEPRECIATION AND AMORTIZATION

     Depreciation and amortization for the three and six months ended November 30, 1996 totaled $252,000 and $418,000, respectively, compared to $266,000 and $520,000, respectively, for the three and six months ended November 30, 1997, respectively. The increase in depreciation and amortization was due primarily to the acquisition of three B-727-100 aircraft during the fourth quarter of fiscal 1997, while being partially offset by the sale of the Company's previous headquarters during the third quarter of fiscal 1997.

INTEREST EXPENSE

Interest expense for the three and six months ended November 30, 1996 was $417,000 and $906,000, respectively, compared to $478,000 and $891,000 for the three and six months ended November 30, 1997, respectively. The increase in interest expense for the three months ended November 30, 1997 was due to a net increase in total debt outstanding during this period from $7.6 million at November 30, 1996 to $15.4 million at November 30, 1997.

     INTERNATIONAL AIRLINE SUPPORT GROUP, INC.  AND SUBSIDIARIES


INCOME TAXES

     The Company's tax benefits  (and  related  estimated  tax rate)
result from 1) the utilization of its net operating loss carryforward to eliminate the current tax that would otherwise be payable and 2) the Company's reduction in the valuation allowance applied against its deferred tax assets. The Company has reduced the valuation allowance by $212,500 and $424,999, respectively, for the three and six months ended November 30, 1997, as a result of its continuing profitability. Subject to its continuing profitability, the Company expects to further reduce the valuation allowance in the future.

     The Company recorded an income tax provision of $14,799 during the three and six months ended November 30, 1996.


LOSS ON DEBT RESTRUCTURING

     In connection with the Restructuring as described in Note 3 of Notes to Condensed Consolidated Financial Statements, the Company recorded an extraordinary loss of $530,596 relating to the exchange of the Debentures for the three and six months ended November 30, 1996.


LIQUIDITY AND CAPITAL RESOURCES

     Since the Restructuring, the Company's principal sources of liquidity have been cash from operations and borrowings under its Credit Agreement with BNY Financial Corporation ("BNY Financial").

     The Credit Agreement entered into by the Company in connection with the Restructuring provided for a $3 million term loan and up to an $11 million revolving credit. The Credit Agreement has been amended to create new term loan facilities totaling $6.85 million (collectively referred to as the "Credit Facility") and to increase the revolving credit to $13 million. The revolving credit facility matures in October 2001 and the term loans mature between March 2000 and October 2001. The interest rate under the Credit Facility on both the term loan and the revolving credit facility is the lender's base rate plus 2%. The Company is currently in negotiations with BNY Financial to, among other things, reduce the rate of interest charged on its borrowings. The Credit Facility is secured by substantially all of the assets of the Company and availability of amounts for borrowing is subject to certain limitations and restrictions. Such limitations and restrictions are discussed in the Company's Proxy Statement/Prospectus filed with the Securities and Exchange Commission on August 29, 1996.

     Net cash provided by (used in) operating activities for the six months ended November 30, 1997 and November 30, 1996 were ($3,128,000) and $1,040,394, respectively. The increase in cash used by operating activities was due, in part, to an increase in aircraft and engines held for sale, primarily due to the acquisition of two DC-9-51 aircraft during the three months ended November 30, 1997.

     INTERNATIONAL AIRLINE SUPPORT GROUP, INC.  AND SUBSIDIARIES

     Net cash provided by financing activities for six months ended November 30, 1997 amounted to $1,808,715. This was the result of a net increase in debt obligations of $1,646,000 due to the borrowing of $4.0 million for the acquisition of two DC-9-51 aircraft during the three months ended November 30, 1997, offset by the partial repayment of other term loans and the revolving credit.


    At January 13, 1998, the Company was permitted to borrow up to an additional $4.8 million pursuant to the Credit Facility. The Company believes that amounts available to be borrowed pursuant to the Credit Agreement, together with its working capital will be sufficient to meet the requirements of the Company's business for the foreseeable future. The Company does not have any material planned capital expenditures for the remainder of fiscal 1998 that would significantly impact its liquidity and capital resources.

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

     On October 3, 1997, the Company completed the Restructuring. Pursuant to the Restructuring, the Company effected a 1-for-27 reverse split of its Common Stock; issued approximately 2,245,400 shares of its Common Stock, after giving effect to the reverse split, in exchange for the entire $10,000,000 principal amount outstanding of the Debentures; and redeemed the entire $7,700,000 principal amount outstanding of the Senior Notes with the proceeds of an advance under the Credit Agreement. Consummation of the restructuring cured all defaults with respect to the Debentures and the Senior Notes.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Company submitted the matters described below to a vote of the holders of its Common Stock at an annual meeting of its stockholders held on September 22, 1997:

ELECTION OF DIRECTORS:

     A board of four directors was elected at the annual meeting. Messrs. Alexius A. Dyer III and George Murnane III were elected for terms expiring at the annual meeting of the Company to be held in 2000. Messrs. Kyle R. Kirkland and E. James Mueller were elected for terms expiring at the annual meeting of the Company to be held in 1999.

     The following table sets forth certain information regarding the votes cast by the holders of the Company's Common Stock with respect to the election of directors.

                                                            Total Abstentions and
                                                              Broker Non-votes
    Director         Votes For         Votes Withheld
Dyer                 2,364,314              2,190                  28,591
Murnane              2,364,314              2,190                  28,591
Kirkland             2,364,314              2,190                  28,591
Mueller              2,364,314              2,190                  28,591

    INTERNATIONAL AIRLINE SUPPORT GROUP, INC.  AND SUBSIDIARIES


APPROVAL OF AMENDMENT TO PLAN:

     The Company's stockholders approved an amendment to the Company's 1996 Long Term Incentive and Share Award Plan to increase by 115,000 the number of shares available for grant under the Plan. The Company's stockholders cast 2,317,452 votes in favor of the amendment and 40,975 votes against the amendment. There were 8,077 abstentions and broker non-votes.

APPROVAL OF AMENDMENT TO CERTIFICATE OF INCORPORATION TO MAKE SECTION 203 APPLICABLE:

     The Company's stockholders approved an amendment to the Company's Amended and Restated Certificate of Incorporation to make the provisions of Section 203 of the Delaware General Corporation Law applicable to the Company. Section 203 prohibits a publicly held Delaware corporation from engaging in a "business combination" with an "interested stockholder" unless certain requirements are satisfied. The Company's stockholders cast 1,599,414 votes in favor of the amendment and 185,113 votes against the amendment. There were 799 abstentions and broker non-votes.

CLASSIFIED BOARD AMENDMENT:

     The Company's stockholders approved an amendment to the Company's Amended and Restated Certificate of Incorporation to provide for three classes of directors with staggered terms of up to three years such that approximately one-third of the Board stands for election each year. The Company's stockholders cast 1,255,256 votes in favor of the amendment and 529,848 votes against the amendment. There were 222 abstentions and broker non-votes.

RATIFICATION OF AUDITORS:

     The Company's stockholders ratified the appointment of Grant Thornton, LLP to serve as the Company's independent auditors for the fiscal year ended May 31, 1998. The Company's stockholders cast 2,365,740 votes in favor of ratification and 379 votes against ratification. There were 385 abstentions and broker non-votes.

    INTERNATIONAL AIRLINE SUPPORT GROUP, INC.  AND SUBSIDIARIES


Item 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) EXHIBITS


             Exhibit
             NUMBER             DESCRIPTION                           PAGE NUMBER OR METHOD
                                                                      OF FILING


             2.4                Credit Agreement between BNY          Incorporated by
                                Financial Corporation and the         reference to Exhibit
                                Registrant.                           2.4 to the Company's
                                                                      Annual Report on Form
                                                                      10-K for the fiscal
                                                                      year ended May 31,
                                                                      1997, as amended (the
                                                                      "1997 Form 10-K").

             2.4.1              First Amendment, Waiver and           Incorporated by
                                Agreement, dated as of March 24,      reference to Exhibit
                                1997, between BNY Financial           2.4.1 to the Company's
                                Corporation and the Registrant.       Registration Statement
                                                                      on Form S-1 (File 333-
                                                                      40613) filed on
                                                                      November 20, 1997.

             2.4.2              Second Amendment and Agreement,       Incorporated by
                                dated as of September 9, 1997,        reference to Exhibit
                                between BNY Financial Corporation     2.4.2 to the Company's
                                and the Registrant.                   Registration Statement
                                                                      on Form S-1 (File 333-
                                                                      40613) filed on
                                                                      November 20, 1997.

             2.4.3              Third Amendment and Agreement,        Incorporated by
                                dated as of October 15, 1997,         reference to Exhibit
                                between BNY Financial Corporation     2.4.3 to the Company's
                                and the Registrant.                   Registration Statement
                                                                      on Form S-1 (File 333-
                                                                      40613) filed on
                                                                      November 20, 1997.

             3.1                Amended and Restated Certificate      Incorporated by
                                of Incorporation of the               reference to Exhibit
                                Registrant.                           3.1 to the 1997 Form
                                                                      10-K.

             3.1.1              Amendment to Amended and Restated     Incorporated by
                                Certificate of Incorporation of       reference to Exhibit
                                the Registrant.                       3.1.1 to the Company's
                                                                      Registration Statement
                                                                      on Form S-1 (File No.
                                                                      333-40613) filed on
                                                                      November 20, 1997.

             4.1                Specimen Common Stock                 Incorporated by
                                Certificates.                         reference to Exhibit
                                                                      4.1 to the 1997 Form
                                                                      10-K.

             10.1.1             Employment Agreement, dated as of     Incorporated by
                                December 1, 1996, between the         reference to Exhibit
                                Registrant and Alexius A. Dyer        10.1.1 to the 1997 Form
                                III, as amended on October 3,         10-K.
                                1997.

             10.1.2             Employment Agreement, dated as of     Incorporated by
                                October 3, 1997, between the          reference to Exhibit
                                Registrant and George Murnane         10.1.2 to the 1997 Form
                                III.                                  10-K.

             10.2.1             1996 Long-Term Incentive and          Incorporated by
                                Share Award Plan.                     reference to Appendix B
                                                                      to the Proxy Statement/
                                                                      Prospectus included in
                                                                      the Company's
                                                                      Registration Statement
                                                                      on Form S-4 (File No.
                                                                      333-08065).

             10.2.5             Form of Option Certificate            Incorporated by
                                (Employee Non-Qualified Stock         reference to Exhibit
                                Option).                              10.2.5 to the 1997 Form
                                                                      10-K.

             10.2.6             Form of Option Certificate            Incorporated by
                                (Director Non-Qualified Stock         reference to Exhibit
                                Option).                              10.2.6 to the 1997 Form
                                                                      10-K.

             10.2.7             Form of Option Certificate            Incorporated by
                                (Incentive Stock Option).             reference to Exhibit
                                                                      10.2.7 to the 1997 Form
                                                                      10-K.

             10.14              Commission Agreement dated            Incorporated by
                                December 1, 1996 between the          reference to Exhibit
                                Registrant and J.M. Associates,       10.14 to the 1997 Form
                                Inc.                                  10-K.

             10.15              Aircraft Parts Purchase               Incorporated by
                                Agreement, dated May 16, 1997,        reference to Exhibit
                                between Paxford Int'l, Inc. and       10.15 to the Company's
                                the Registrant.                       Registration Statement
                                                                      on Form S-4 (File No.
                                                                      333-08065).

             10.16              Contract for Sale and Purchase        Incorporated by
                                dated January 31, 1997, between       reference to Exhibit
                                the Registrant and American           10.16 to the Company's
                                Connector Corporation.                1997 Form 10-K.

             10.17              Office Lease Agreement dated          Incorporated by
                                January 31, 1997 between the          reference to Exhibit
                                Registrant and Globe Corporate        10.17 to the Company's
                                Center.                               1997 Form 10-K.

             10.18              Lease Agreement dated March 31,       Incorporated by
                                1997, between the Registrant and      reference to Exhibit
                                Port 95-4, Ltd.                       10.18 to the Company's
                                                                      1997 Form 10-K.

             11                 Statement regarding computation       Incorporated by
                                of per share earnings.                reference to Exhibit 11
                                                                      to the 1997 Form 10-K.

             21                 Subsidiaries.                         Incorporated by
                                                                      reference to Exhibit 21
                                                                      to the 1997 Form 10-K.
                                                                      Page no. 19
             27                 Financial Data Schedule.


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

INTERNATIONAL AIRLINE SUPPORT GROUP, INC.
            (Registrant)





/S/GEORGE MURNANE III                        JANUARY 15, 1997
George Murnane III                           Date
Executive Vice President and
Chief Financial Officer