Form 10-Q
period 1998-02-28
INTERNATIONAL AIRLINE SUPPORT GROUP INC
filed 1998-04-01
CIK 859307

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                        FORM 10-Q
(Mark One)
 [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

 For the quarterly period ended February 28, 1998 or
 [    ] TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR 15(d) OF THE
 SECURITIES EXCHANGE ACT OF 1934.

 For the transition period from               to                   .
                               ---------------   ------------------

 Commission file number  0-18352
                         -------

               INTERNATIONAL AIRLINE SUPPORT GROUP, INC.
            ----------------------------------------------

        DELAWARE                                         59-2223025
 --------------------                             ---------------------
 (State or other jurisdiction of           (IRS Employer Identification No.)
 incorporation or organization)

 1954 AIRPORT ROAD, SUITE 200, ATLANTA, GA                   30341
 -----------------------------------------                  --------
 (Address  of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code: (770) 455-7575
                                                    --------------
    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                                  ---  ---

APPLICABLE ONLY TO CORPORATE ISSUERS:

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    The number of shares of the registrant's common stock outstanding as of March 25, 1998 was 2,553,667.


                                                              FORM 10-Q

INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES

INDEX                                                     PAGE NO.

Part I    FINANCIAL INFORMATION

          Item 1.   Unaudited Financial Statements

          Condensed Consolidated Balance Sheets as of
            May  31, 1997 and February 28, 1998              3

          Condensed Consolidated Statements of Earnings
            for the Three Months and Nine Months
            Ended February 28, 1997 and February 28, 1998    4

          Condensed Consolidated Statements of Cash Flows
            for the Nine Months ended February 28,
            1997 and 1998                                    5

           Notes to Unaudited Condensed Consolidated
            Financial Statements                             6

           Item 2. Management's Discussion and Analysis
            of Financial Condition and Results of
            Operations                                       8

Part II   OTHER INFORMATION
          Item 1.  Legal Proceedings                         12

          Item 3.  Defaults upon Senior Securities           12

          Item 6.  Exhibits and Reports on Form 8-K          12

                                                                      FORM 10-Q
          INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                           February 28,
                                                                May 31,         1998
                                                                 1997*       (UNAUDITED)
                                                               ---------      ----------
Current assets
  Cash and cash equivalents                                   $  465,725       $ 289,007
  Accounts receivable, net of allowance for doubtful accounts of approximately $610,000 at May 31, 1997 and $724,000 at

    February 28, 1998                                          1,354,030       2,297,626
  Inventories                                                 12,000,284      13,574,182
  Deferred tax benefit - current, net of valuation allowance
    of $960,000 at May 31, 1997 and February 28, 1998               -               -
  Other current assets                                            98,285         655,063
                                                              ----------      ----------
         Total current assets                                 13,918,324      16,815,878

Property and equipment
  Aircraft and engines held for lease                          6,914,458       7,347,954
  Leasehold improvements                                          21,567          50,756
  Machinery and equipment                                        908,590         927,358
                                                               ---------       ---------
                                                               7,844,615       8,326,068
  Accumulated depreciation                                     1,186,444       1,700,455
                                                               ---------       ---------
         Property and equipment, net                           6,658,171       6,625,613
Other assets
  Deferred debt costs, net                                       638,012         638,183
  Deferred tax benefit, net of valuation allowance of
    $1,814,000 at May 31, 1997 and $114,000 at February 28,
     1998                                                         72,663       1,772,663
                                                               ---------       ---------
         Total other assets                                      710,675       2,410,846
                                                            ------------    ------------
                                                            $ 21,287,170    $ 25,852,337
                                                            ============    ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Current maturities of long-term obligations                $ 1,542,488     $ 1,571,825
  Accounts payable                                               642,950         563,133
  Accrued expenses                                             2,234,350       2,229,218
                                                               ---------       ---------
         Total current liabilities                             4,419,788       4,364,176

Long-term obligations, less current maturities                12,207,113      13,011,931

Stockholders' equity
  Preferred stock - $.001 par value; authorized 2,000,000
  shares; 0 shares outstanding at May 31, 1997
  and February 28, 1998.                                          -              -

  Common stock - $.001 par value; authorized 20,000,000 shares;
    issued and outstanding 2,395,095 shares at May 31, 1997 and

    2,464,095 shares at February 28, 1998.                        2,395           2,464
  Additional paid-in capital                                 13,003,686      13,209,242
  Accumulated deficit                                        (8,345,812)     (4,735,476)
                                                             ----------       ---------
         Total stockholders' equity                           4,660,269       8,476,230
                                                             ----------      ----------
                                                           $ 21,287,170    $ 25,852,337
                                                             ==========      ==========

*Condensed from audited Financial Statements

                                                                      FORM 10-Q

          INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                  (UNAUDITED)

                                                    Three Months Ended           Nine Months Ended
                                                February 28,  February 28,    February 28,  February 28,
                                                    1997           1998          1997          1998
                                                -----------   ------------   ----------     ----------
Revenues
  Net sales                                   $   5,398,573 $    5,839,739 $ 14,240,684 $   16,272,348
  Lease revenue                                     279,667        589,702      573,000      1,816,380
                                                -----------   ------------   ----------     ----------
         Total revenues                           5,678,240      6,429,441   14,813,684     18,088,728

Cost of sales                                     3,662,379      3,763,506    8,880,392     10,474,757
Selling, general and administrative expenses        943,219      1,132,971    2,598,178      3,210,778
Provision for doubtful accounts                      55,351         41,071      146,790         40,220
Depreciation and amortization                       167,702        272,579      585,840        792,892
                                                -----------   ------------   ----------     ----------
         Total operating costs                    4,828,651      5,210,127   12,211,200     14,518,647
                                                -----------   ------------   ----------     ----------

         Earnings from operations                   849,589      1,219,314    2,602,484      3,570,081

Interest expense                                    283,568        460,538    1,189,761      1,351,619
Interest and other (income) expense                 (24,814)       321,132      (67,899)       308,125
                                                -----------   ------------   ----------     ----------
         Earnings before income taxes               590,835        437,644    1,480,622      1,910,337

Provision for (benefit from) income taxes            87,833     (1,275,000)     102,632     (1,699,999)
                                                -----------   ------------   ----------     ----------

Net earnings before extraordinary loss on

  debt restructuring                                503,002      1,712,644    1,377,990      3,610,336

Extraordinary loss on debt restructuring               -            -          (530,596)         -
                                                -----------   ------------   ----------     ----------
         Net earnings                             $ 503,002    $ 1,712,644    $ 847,394    $ 3,610,336

Per share data:
  Earnings per share available for
    common stockholders - Basic
    before loss on debt restructuring             $    0.21      $    0.70    $    1.04    $      1.48
  Extraordinary loss on debt restructuring              -              -          (0.40)           -
                                                -----------   ------------   ----------     ----------
  Earnings per share available for
    common stockholders - Basic                   $    0.21      $    0.70    $    0.64    $      1.48
                                                ===========    ===========    =========      =========
  Weighted average number of common
    Stock outstanding - Basic                     2,395,095      2,463,306    1,330,680      2,441,741
                                                ===========    ===========    =========      =========

  Earnings per share available for
    common stockholders - Diluted
    before loss on debt restructuring             $    0.21      $    0.61    $    0.90      $    1.27
  Extraordinary loss on debt restructuring              -              -          (0.35)           -
                                                -----------   ------------   ----------     ----------

  Earnings per share available for
    common stockholders - Diluted                 $    0.21      $    0.61    $    0.55      $    1.27
                                                ===========    ===========    =========      =========

  Weighted average number of common
    Stock outstanding - Diluted                   2,428,851      2,815,483    1,524,546      2,841,477
                                                ===========    ===========    =========      =========


                                                                FORM 10-Q

          INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                           Nine months ended
                                                   February 28,    February 28,
                                                      1997             1998
                                                   ---------       -----------
Cash flows from operating activities:
  Net earnings                                     $ 847,394       $ 3,610,336
  Adjustments to reconcile net earnings to net cash
    used in operating activities:
     Depreciation and amortization                   762,631           514,011
     Provision for doubtful accounts                 146,790            40,220
     Changes in assets and liabilities            (3,449,455)       (4,872,756)
                                                  -----------       ----------

         Total adjustments                        (2,540,034)       (4,318,525)

         Net cash used in operating activities    (1,692,640)         (708,189)

Cash flows from investing activities:
  Capital equipment additions                        (93,973)          (47,956)
  Additions to aircraft and engines held for lease       -            (433,496)
                                                  -----------       ----------

         Net cash used in investing activities       (93,973)         (481,452)

Cash flows from financing activities:
  Borrowings/(repayments) of debt obligations      2,631,120           839,157
  Issuance of common stock                              -              205,625
  Payment of restructuring costs                  (1,103,674)             -
  Payment of offering costs                             -              (31,859)
                                                  -----------       ----------

         Net cash provided by financing activities 1,527,446         1,012,923
                                                  -----------       ----------

Net decrease in cash                                (259,167)         (176,718)
Cash and cash equivalents at beginning of period     940,274           465,725
                                                  -----------       ----------

Cash and cash equivalents at end of period         $ 681,107         $ 289,007
                                                  ==========         =========


      The accompanying notes are an integral part of these condensed financial statements.

      INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)

1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain adjustments (consisting only of normal and recurring adjustments) necessary to present fairly International Airline Support Group, Inc.'s condensed consolidated balance sheets as of May 31, 1997 and February 28, 1998, the condensed consolidated statements of operations for the three and nine months ended February 28, 1997 and February 28, 1998, and the condensed consolidated statements of cash flows for the nine months ended February 28, 1997 and February 28, 1998.

     The accounting policies followed by the Company are described in the May 31, 1997 financial statements.

     The results of operations for the three and nine months ended February 28, 1998 are not necessarily indicative of the results to be expected for the full year.

2.    Inventories consisted of the following:

                                    MAY 31,1997     FEBRUARY 28,1998

      Aircraft parts                $11,113,867      $ 9,718,968
      Aircraft and Engines
         available for sale             886,417        3,855,214
                                    -----------      -----------
                                    $12,000,284      $13,574,182
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







      INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES

          NOTES  TO  CONDENSED  CONSOLIDATED   FINANCIAL  STATEMENTS
                              (Unaudited)


4.   Earnings Per Share

     The Company's basic earnings per share are calculated by dividing Net earnings by the weighted average shares outstanding during the period. The computation of diluted earnings per share includes all dilutive common stock equivalents in the weighted average shares outstanding.

 Financial Accounting Standards Board (FASB) Statement 128 "Earnings Per Share" was adopted by the Company on January 1, 1998 and requires the dual presentation of basic and diluted earnings per share on the face of the statement of earnings. The reconciliation between the computation is as follows:

   Three Months
   Ended             Net       Basic      Basic   Diluted     Diluted
   FEBRUARY 28,      EARNINGS  SHARES     EPS     SHARES      EPS
   ------------    ----------  --------- -----   ---------   -----
   1997            $  503,002  2,395,095 $0.21   2,428,851   $0.21
   1998            $1,712,644  2,463,306 $0.70   2,815,483   $0.61

   Nine Months
   Ended             Net       Basic      Basic   Diluted     Diluted
   FEBRUARY 28,      EARNINGS  SHARES     EPS     SHARES      EPS
   ------------    ----------  --------- -----   ---------   -----
   1997            $  847,394  1,330,680 $0.64   1,524,546   $0.55
   1998            $3,610,336  2,441,741 $1.48   2,841,477   $1.27

   Included in diluted shares are common stock equivalents relating to stock options of 352,177 and 33,756 for the three months ended February 28, 1998 and 1997, respectively, and 399,736 and 193,866 for the nine months ended February 28, 1998 and 1997, respectively.

 5.  Credit Facility

     On October 3, 1996, the Company entered into the Credit Agreement, which provided for a $3 million term loan and up to an $11 million revolving credit. The Credit Agreement was amended on various occasions to create new term loan facilities totaling $6.85 million (collectively referred to as the "Credit Facility") and increasing the revolving credit to $14 million. The Credit Facility is secured by substantially all of the assets of the Company and availability of amounts for borrowing is subject to certain limitations and restrictions. Such limitations and restrictions are discussed in the Company's Proxy
 Statement/Prospectus filed with the Securities and Exchange Commission on August 29, 1996.

      INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES

          NOTES  TO  CONDENSED  CONSOLIDATED   FINANCIAL  STATEMENTS
                              (Unaudited)


 6.  Supplemental Cash Flow Disclosures:

     Cash payments for interest were $945,000 and $1,547,000 for the nine months ended February 28, 1997 and February 28, 1998, respectively. Cash and cash equivalents include $284,507 of restricted cash at February 28, 1998. Restricted cash includes customer receipts deposited into the Company's lockbox account, which are applied the next business day against the outstanding amount of the Credit Facility, and customer deposits on aircraft and engines leases.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATION

    The following is management's discussion and analysis of certain significant factors which have affected the Company's operating results and financial position during the periods included in the accompanying condensed consolidated financial statements.

RESULTS OF OPERATIONS:

REVENUES

    Parts sales (excluding the sale of aircraft and engines) for the three and nine months ended February 28, 1998 were $4.2 million and $13.0 million, respectively, compared to $4.7 million and $13.6 million, respectively, during the three and nine months ended February 28, 1997. Aircraft and engine sales were $1.7 million and $3.3 million, respectively, for the three and nine months ended February 28, 1998 compared to $650,000 for both the three and nine months ended February 28, 1997. Aircraft and engine sales are unpredictable transactions and may fluctuate significantly from period to period, dependent, in part, upon the Company's ability to purchase aircraft or engines at attractive prices and resell them, as well as the overall market for aircraft and engines. Lease revenue increased to $590,000 and $1.8 million during the three and nine months ended February 28, 1998, respectively, compared to $280,000 and $573,000 during the three and nine months ended February 28, 1997, respectively. The increase in lease revenues was attributable primarily to the lease of three B-727 aircraft during the fourth quarter of fiscal 1997. Total revenue during the three months ended February 28, 1998 increased to $6.4 million from $5.7 million during the three months ended February 28, 1997, while total revenues during the nine months ended February 28, 1998 increased to $18.1 million from $14.8 million during the nine months ended
February 28, 1997. This higher revenue was due primarily to increased engine and aircraft sales and higher lease revenue.

 INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES


COST OF SALES

     Cost of sales increased 3.0% from $3.7 million during the three months ended February 28, 1997 to $3.8 million during the three months ended February 28, 1998, primarily as a result of higher revenues. Cost of sales increased 18.0% from $8.9 million during the nine months ended February 28, 1997 to $10.5 million during the nine months ended February 28, 1998, primarily as a result of higher revenues. As a percentage of total revenues, cost of sales for the three and nine months ended February 28, 1998 was 59% and 58%, respectively, compared to 64% and 60% for the three and nine months ended February 28, 1997, respectively. The decrease in the cost of sales as a percentage of revenues is in large part due to higher aircraft and engine sales and increased lease revenue, which had a lower cost of sales. Excluding aircraft and engine transactions, which transactions are unpredictable and fluctuate from period to period, cost of sales as a percentage of part sales during the three and nine months ended February 28, 1997 was 67% and 62%, respectively, compared to 73% and 68% during the three and nine months ended February 28, 1998, respectively.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses increased from $943,000 and $2.6 million during the three and nine months ended February 28, 1997, respectively, to $1.1 million and $3.2 million during the three and nine months ended February 28, 1998, respectively. This increase is due, in part, to higher levels of insurance costs, rent expense, legal and accounting fees, investor relations fees, and salary and bonuses.


PROVISION FOR DOUBTFUL ACCOUNTS

    For  the  three  and nine months ended February  28,  1998,  the
Company had a provision for doubtful accounts of $41,000 and $40,220, respectively, compared to a provision for doubtful accounts of $55,000 and $147,000, respectively, for the three and nine months ended February 28, 1997. This decrease in expense for the nine month period was primarily related to the recovery of a certain doubtful account during the first quarter of fiscal 1998.


DEPRECIATION AND AMORTIZATION

     Depreciation and amortization for the three and nine months ended February 28, 1997 totaled $168,000 and $586,000, respectively, compared to $273,000 and $793,000 for the three and nine months ended February 28, 1998, respectively. The increase in depreciation and amortization was due primarily to the acquisition of three B-727 aircraft during the fourth quarter of fiscal 1997, while being partially offset by the sale of the Company's previous headquarters during the third quarter of fiscal 1997.

     INTERNATIONAL AIRLINE SUPPORT GROUP, INC.  AND SUBSIDIARIES


INTEREST EXPENSE

     Interest expense for the three and nine months ended February 28, 1997 was $284,000 and $1.2 million, respectively, compared to $461,000 and $1.4 million for the three and nine months ended February 28, 1998, respectively. The increase in interest expense from 1997 to 1998 was due to an increase in total debt outstanding during this period from $10.8 million at February 28, 1997 to $14.6 million at February 28, 1998.

INTEREST AND OTHER (INCOME) EXPENSE

     Interest and other (income) expense for the three and nine months ended February 28, 1997 was ($25,000) and ($68,000), respectively, compared to $321,000 and $308,000 for the three and nine months ended February 28, 1998, respectively. The increase in other expenses from 1997 to 1998 was due to $325,000 in expenses relating to the withdrawn secondary offering in the third quarter of fiscal 1998.

INCOME TAXES

     The Company's tax benefits  (and  related  estimated  tax rate)
result from 1) the utilization of its net operating loss carryforward to eliminate the current tax that would otherwise be payable and 2) the Company's reduction in the valuation allowance applied against its deferred tax assets. The Company has reduced the valuation allowance by $1,275,000 and $1,699,999, respectively, for the three and nine months ended February 28, 1998, as a result of its continuing profitability.

     The Company recorded an income tax provision of $88,000 and $103,000 during the three and nine months ended February 28, 1997, respectively.

LOSS ON DEBT RESTRUCTURING

     In connection with the Restructuring as described in Note 3 of Notes to Condensed Consolidated Financial Statements, the Company recorded an extraordinary loss of $530,596 relating to the exchange of the Debentures for the nine months ended February 28, 1997.

     INTERNATIONAL AIRLINE SUPPORT GROUP, INC.  AND SUBSIDIARIES


LIQUIDITY AND CAPITAL RESOURCES

     Since the Restructuring, the Company's principal sources of liquidity have been cash from operations and borrowings under its Credit Agreement with BNY Financial Corporation ("BNY Financial").

     The Credit Agreement entered into by the Company in connection with the Restructuring provided for a $3 million term loan and up to an $11 million revolving credit. The Credit Agreement has been amended to create new term loan facilities totaling $6.85 million (collectively referred to as the "Credit Facility") and to increase the revolving credit to $13 million. The revolving credit facility matures in October 2001 and the term loans mature between March 2000 and October 2001. The interest rate that the Company is assessed is subject to fluctuation and may change based upon certain financial covenants. As of March 26, 1998, the interest rate (8.25%) under the Credit Facility on both the term loan and the revolving credit facility was the lender's base rate minus 0.25%. The Credit
Facility is secured by substantially all of the assets of the Company and availability of amounts for borrowing is subject to certain limitations and restrictions. Such limitations and restrictions are discussed in the Company's Proxy Statement/Prospectus filed with the Securities and Exchange Commission on August 29, 1996.

     Net cash used in operating activities for the nine months ended February 28, 1998 and February 28, 1997 were $4,168,000 and $2,540,000, respectively. The increase in cash used by operating activities was due, in part, to an increase in aircraft and engines held for sale, primarily due to the acquisition of two DC-9-51 aircraft during the quarter ended November 30, 1997.

     Net cash provided by financing activities for nine months ended February 28, 1998 amounted to $1,008,000. This was the result of a net increase in debt obligations of $839,000 due primarily to the borrowing of $4.0 million for the acquisition of two DC-9-51 aircraft during the quarter ended November 30, 1997, offset by the partial repayment of other term loans and the revolving credit.

    At March 26, 1998, the Company was permitted to borrow up to an additional $7.2 million pursuant to the Credit Facility. The Company believes that amounts available to be borrowed pursuant to the Credit Agreement, together with its working capital will be sufficient to meet the requirements of the Company's business for the foreseeable future; therefore, the Company does not intend to pursue a secondary offering of shares of its common stock, as previously announced. The Company does not have any material planned capital expenditures for the remainder of fiscal 1998 that would significantly impact its liquidity and capital resources.

     INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES


RECENT ACCOUNTING PRONOUNCEMENTS

In June 1997, the FASB issued Statement of Financial Accounting Standard No. 130 (SFAS 130), "Reporting Comprehensive Income," and No. 131 (SFAS 131), "Disclosures About Segments of an Enterprise and
Related  Information."   These  statements are effective for  fiscal
years  commencing after December 15,  1997.   The  Company  will  be
required to comply with the provisions of these statements in fiscal 1999. The Company has not assessed the effect that these new standards will have on its consolidated financial statements and/or disclosures.

YEAR 2000 ISSUES

The Company has evaluated its major software and computer systems and has determined that it is Year 2000 compliant. The Company believes that it will not incur any expenses to ensure that its computer systems and applications function beyond 1999.

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

(b)       EXHIBITS


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

             2.4.2              Second Amendment and Agreement,       Incorporated by
                                dated as of September 9, 1997,        reference to Exhibit
                                between BNY Financial                 2.4.2 to the Company's
                                Corporation and the Registrant.       Registration Statement
                                                                      on Form S-1 (File 333-
                                                                      40613) filed on
                                                                      November 20, 1997.

             2.4.3              Third Amendment and Agreement,        Incorporated by
                                dated as of October 15, 1997,         reference to Exhibit
                                between BNY Financial                 2.4.3 to the Company's
                                Corporation and the Registrant.       Registration Statement
                                                                      on Form S-1 (File 333-
                                                                      40613) filed on
                                                                      November 20, 1997.

             3.1                Amended and Restated Certificate      Incorporated by
                                of Incorporation of the               reference to Exhibit
                                Registrant.                           3.1 to the 1997 Form
                                                                      10-K.

             3.1.1              Amendment to Amended and              Incorporated by
                                Restated Certificate of               reference to Exhibit
                                Incorporation of the Registrant.      3.1.1 to the Company's
                                                                      Registration Statement
                                                                      on Form S-1 (File No.
                                                                      333-40613) filed on
                                                                      November 20, 1997.


             4.1                Specimen Common Stock                 Incorporated by
                                Certificates.                         reference to Exhibit
                                                                      4.1 to the 1997 Form
                                                                      10-K.

             10.1.1             Employment Agreement, dated as        Incorporated by
                                of December 1, 1996, between the      reference to Exhibit
                                Registrant and Alexius A. Dyer        10.1.1 to the 1997
                                III, as amended on October 3,         Form 10-K.
                                1997.

             10.1.2             Employment Agreement, dated as        Incorporated by
                                of October 3, 1997, between the       reference to Exhibit
                                Registrant and George Murnane         10.1.2 to the 1997
                                III.                                  Form 10-K.

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

             21                 Subsidiaries.                         Incorporated by
                                                                      reference to Exhibit
                                                                      21 to the 1997 Form
                                                                      10-K.

             27                 Financial Data Schedule.              Page no. 18

             28                 Financial Data Schedule               Page no. 19
                                (Restated).


          (b) REPORTS ON FORM 8-K

          None

   INTERNATIONAL AIRLINE SUPPORT GROUP, INC.  AND SUBSIDIARIES

                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL AIRLINE SUPPORT GROUP, INC.
-----------------------------------------
            (Registrant)





/S/GEORGE MURNANE III                        APRIL 1, 1998
---------------------                        -------------
George Murnane III                           Date
Executive Vice President and
Chief Financial Officer