Form 10-K
period 1998-05-31
INTERNATIONAL AIRLINE SUPPORT GROUP INC
filed 1998-08-19
CIK 859307

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

      [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended MAY 31, 1998

      [  ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
            Exchange   Act   of   1934   for   the   transition   period   from
            ____________________ to _______________________

                        Commission File Number 0-18352
                                               -------

                   INTERNATIONAL AIRLINE SUPPORT GROUP, INC.
                   -----------------------------------------
            (Exact name of Registrant as specified in its charter)

            Delaware                              59-2223025
        -----------------                       ----------------
       (State or other jurisdiction of      (I.R.S. Employer Identification No.)
        incorporation or organization)


        1954 Airport Road, Suite 200,
              Atlanta, Georgia                       30341
        ----------------------------             --------------
        (Address of principal executive offices)   (Zip Code)


                                (770) 455-7575
              --------------------------------------------------
             (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:


         Title of class                         Name of each exchange on which
                                                           registered
        -----------------                       ------------------------------
      Common Stock, $.001 par value                 American Stock Exchange

       Securities registered pursuant to Section 12(g) of the Act:  None

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      At August 12, 1998, the aggregate market value of common stock held by non-affiliates of the Registrant was approximately $15,140,737.50.

      The number of shares of the Registrant's Common Stock outstanding as of August 12, 1998 was 2,563,967.

                     DOCUMENTS INCORPORATED BY REFERENCE:

      Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on September 21, 1998 are incorporated by reference in Parts III and IV.

      Indicate  by  check  mark  if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                   INTERNATIONAL AIRLINE SUPPORT GROUP INC.
                          ANNUAL REPORT OF FORM 10-K
                        FOR THE YEAR ENDED MAY 31, 1998




                               TABLE OF CONTENTS

                                                                          PAGE

PART I

      Item 1.     Business                                                  1
      Item 2.     Properties                                               12
      Item 3.     Legal Proceedings                                        12
      Item 4.     Submission of Matters to a Vote of Security Holders      12

PART II

      Item 5.     Market   for   the  Registrant's  Common  Stock  and
                     Related Stockholder Matters                           13
      Item 6.     Selected Financial Data                                  14
      Item 7.     Management's Discussion  and  Analysis of Financial
                     Condition and Results of Operations                   15
      Item 8.     Financial Statements and Supplementary Data              20
      Item 9.     Changes in and Disagreements with Accountants on
                     Accounting and Financial Disclosure                   20

PART III

      Item 10.    Directors and Executive Officers of the Registrant       21
      Item 11.    Executive Compensation                                   21
      Item 12.    Security Ownership of Certain Beneficial Owners
                     and Management                                        21
      Item 13.    Certain Relationships and Related Transactions           21

PART IV

      Item 14.    Exhibits, Financial Statement Schedules  and Reports
                     on Form 8-K                                           22

SIGNATURES

                     [THIS PAGE INTENTIONALLY LEFT BLANK]

                                    PART I

ITEM 1. BUSINESS.

      THIS ANNUAL REPORT ON FORM 10-K CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED (THE "EXCHANGE ACT"), INCLUDING THE PLANS AND OBJECTIVES OF MANAGEMENT FOR THE BUSINESS, OPERATIONS AND ECONOMIC PERFORMANCE OF THE COMPANY. THE FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS SET FORTH IN THIS ANNUAL REPORT MAY INCLUDE OR RELATE TO, AMONG OTHER THINGS, (I) INCREASING THE COMPANY'S MARKET SHARE OF PARTS FOR MD-80 AND DC-9 AIRCRAFT, (II) POTENTIAL ACQUISITIONS OF ADDITIONAL INVENTORIES OF AIRCRAFT SPARE PARTS AND THE ACQUISITION OF OTHER COMPANIES, ASSETS OR PRODUCT LINES THAT WOULD COMPLEMENT OR EXPAND THE COMPANY'S EXISTING AIRCRAFT SPARE PARTS BUSINESS, (III) DEMAND AMONG THE COMPANY'S PRINCIPAL CUSTOMERS, INCLUDING CARGO CARRIERS AND REGIONAL COMMERCIAL AIRLINES, FOR THE COMPANY'S INVENTORY OF PARTS, (IV) THE SIZE AND GROWTH RATE OF THE AIRCRAFT PARTS REDISTRIBUTION INDUSTRY AND THE AIRCRAFT AND ENGINE LEASING INDUSTRY, (V) INCREASES OR CHANGES IN GOVERNMENT REGULATIONS REGARDING THE AVIATION INDUSTRY, (VI) COMPETITION FROM OTHER AIRCRAFT PARTS REDISTRIBUTORS AND (VII) PROPOSED EXPANSION OF THE COMPANY'S PRODUCT LINE. SEE "CAUTIONARY STATEMENTS" HEREIN.

      THE FORWARD-LOOKING STATEMENTS INCLUDED HEREIN ARE BASED UPON CURRENT EXPECTATIONS THAT INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES. THESE FORWARD-LOOKING STATEMENTS ARE BASED UPON ASSUMPTIONS THAT THE COMPANY WILL CONTINUE TO MANAGE ITS INVENTORY EFFECTIVELY, THAT COMPETITIVE CONDITIONS WITHIN THE AIRCRAFT PARTS REDISTRIBUTION INDUSTRY WILL NOT CHANGE MATERIALLY OR ADVERSELY, THAT DEMAND FOR AIRCRAFT SPARE PARTS WILL REMAIN STRONG AND THAT THERE WILL BE NO MATERIAL ADVERSE CHANGE IN THE COMPANY'S BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS. ASSUMPTIONS RELATING TO THE FOREGOING INVOLVE JUDGMENTS WITH RESPECT, AMONG OTHER THINGS, TO FUTURE ECONOMIC COMPETITIVE MARKET CONDITIONS AND FUTURE BUSINESS DECISIONS, ALL OF WHICH ARE DIFFICULT OR IMPOSSIBLE TO PREDICT ACCURATELY AND MOST OF WHICH ARE BEYOND THE CONTROL OF THE COMPANY. ALTHOUGH THE COMPANY BELIEVES THAT THE ASSUMPTIONS UNDERLYING THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, ANY OF THE ASSUMPTIONS COULD PROVE INACCURATE AND, THEREFORE, THERE CAN BE NO ASSURANCE THAT THE RESULTS
CONTEMPLATED IN SUCH FORWARD-LOOKING INFORMATION WILL BE REALIZED. IN ADDITION, AS DISCLOSED ABOVE, THE BUSINESS AND OPERATIONS OF THE COMPANY ARE SUBJECT TO SUBSTANTIAL RISKS THAT INCREASE THE UNCERTAINTY INHERENT IN SUCH FORWARD-LOOKING STATEMENTS. ANY OF THE OTHER FACTORS DISCLOSED ABOVE COULD CAUSE THE COMPANY'S REVENUES OR NET EARNINGS, OR GROWTH IN REVENUES OR NET EARNINGS, TO DIFFER MATERIALLY FROM PRIOR RESULTS. GROWTH IN ABSOLUTE AMOUNTS OF COST OF SALES AND GENERAL AND ADMINISTRATIVE EXPENSES OR THE OCCURRENCE OF EXTRAORDINARY EVENTS COULD CAUSE ACTUAL RESULTS TO VARY MATERIALLY FROM THE RESULTS CONTEMPLATED IN THE FORWARD-LOOKING STATEMENTS. BUDGETING AND OTHER MANAGEMENT DECISIONS ARE SUBJECTIVE IN MANY RESPECTS AND THUS SUSCEPTIBLE TO INTERPRETATIONS AND PERIODIC REVISIONS BASED ON ACTUAL EXPERIENCE AND BUSINESS DEVELOPMENTS, THE IMPACT OF WHICH MAY CAUSE THE COMPANY TO ALTER ITS MARKETING, CAPITAL EXPENDITURE OR OTHER BUDGETS, WHICH MAY IN TURN AFFECT THE COMPANY'S RESULTS OF OPERATIONS. IN LIGHT OF THE SIGNIFICANT UNCERTAINTIES INHERENT IN THE FORWARD-LOOKING INFORMATION INCLUDED HEREIN, THE INCLUSION OF SUCH INFORMATION SHOULD NOT BE REGARDED AS A REPRESENTATION BY THE COMPANY OR ANY OTHER PERSON THAT THE OBJECTIVES OR PLANS OF THE COMPANY WILL BE ACHIEVED.

General

      The Company is a leading redistributor of aftermarket aircraft spare parts used primarily for McDonnell Douglas MD-80 and DC-9 aircraft. According to the World Jet Inventory Year-End 1997 (the "World Jet Inventory"), MD-80 and DC-9 aircraft accounted for approximately 15% of the commercial aircraft in service worldwide at December 31, 1997. Management believes that the Company has one of the most extensive inventories of aftermarket MD-80 and DC-9 parts in the industry. In addition, the Company provides aircraft spare parts for Boeing, Lockheed, Airbus and commuter aircraft. The aircraft spare parts distributed by the Company, including avionics, rotable and expendable airframe and engine parts, are sold to a wide variety of domestic and international air cargo carriers, major commercial and regional passenger airlines, maintenance and repair facilities and other redistributors. The wide variety of aircraft spare parts distributed by the Company are acquired through purchase or consignment of surplus or bulk inventories from airlines, purchases from other redistributors and disassembly of aircraft.

      In addition to being a provider of aircraft spare parts, the Company leverages its industry expertise to purchase, sell and lease aircraft and engines. The Company has periodically acquired, leased and sold a variety of narrow-body commercial jet aircraft, such as Boeing 727 and 737 and McDonnell Douglas MD-80 and DC-9 aircraft, and has recently increased its focus on these activities. The Company currently leases three Boeing 727 freighter aircraft to a major cargo carrier and two Pratt & Whitney JT8D series engines to a smaller cargo and charter passenger carrier. The Company derives revenue from lease payments and seeks to sell spare parts to the lessee both for the leased aircraft as well as other aircraft in the lessee's fleet. Upon return of the aircraft, the Company either re-leases, sells or disassembles the aircraft for parts in order to achieve the highest utilization of the asset.

COMPANY HISTORY

      The Company was founded in 1982 and went public in April of 1990. Initially the Company focused on parting out DC-8 aircraft and reselling the resulting spare parts. Based upon the Company's success in parting out DC-8 aircraft, the Company began purchasing and parting out DC-9 and MD-80 aircraft in 1991. Beginning in 1992, the Company began purchasing and parting out Boeing 727 aircraft. Since its founding, the Company has acquired over 50 aircraft for parting out.

      In 1993, the Company commenced a diversification program that included the development of an FAA-approved maintenance and overhaul facility. After sustaining a $17.4 million loss in fiscal 1994, primarily attributable to the operation of this facility and lack of focus on the Company's core business, a management realignment was undertaken pursuant to which Alexius A. Dyer III became President of the Company. Thereafter, the Company sold the maintenance and overhaul facility and returned its focus to the redistribution of aftermarket spare parts. This successful redirection of operations was followed by a restructuring of the Company's capital structure, which was consummated on October 3, 1996 (the "Restructuring"). The redirection of operations returned the Company to profitability, and the Restructuring resulted in a significant reduction in the Company's leverage and interest expense. The Company's strengthened financial condition and profitability can be seen through the expansion of its gross margin as a percent of total revenues, which increased from 29% in fiscal 1995 to 40% in fiscal 1998 as well as 14 consecutive profitable quarters following the Company's refocus on its aftermarket business.

INDUSTRY OVERVIEW

      The Company believes that the annual worldwide market for aircraft spare parts is approximately $10 billion, of which approximately $1.3 billion represents sales of aircraft spare parts to the redistribution market. The Company believes that this market will continue to grow due to the following factors:

      INCREASE IN THE NUMBER OF OLDER COMMERCIAL AIRCRAFT. Increased demand for air travel and the need for aircraft operators to reduce operating and capital costs have prompted many airlines to extend the useful life of older equipment. The installation of FAA-approved hush-kits and extended life maintenance programs have also increased the useful life of many older aircraft. As a result, most aircraft types have had a longer service life than originally certified. In addition, many foreign and domestic aircraft operators and cargo carriers are increasing their fleets through the acquisition of less expensive used aircraft. As older aircraft are transitioned from major domestic passenger airlines to lower cost international and regional domestic passenger airlines and cargo carriers, used aircraft have enjoyed longer service lives than originally anticipated. Older aircraft typically require more maintenance and replacement parts than new aircraft. According to the World Jet Inventory, at December 31, 1997, the average age of the worldwide jet fleet was 13.6 years and the Company believes the average age will increase in the future.

      LEASING. The Company believes that due to the increasing costs of commercial jet aircraft, the anticipated growth of the worldwide aircraft fleet, and the emergence of new regional airlines, aircraft operators will increasingly turn to operating leases as an alternative method to finance their aircraft and engine needs. The Company believes that leasing of used commercial jet aircraft and engines should grow due to the emphasis on airline cost reduction, the desire of airlines for fleet flexibility and the growth in air travel. In addition, several smaller and regional airlines have recently chosen to lease inventories of aircraft spare parts in order to preserve capital while maintaining adequate spare parts support.

      REDUCTION IN NUMBER OF APPROVED SUPPLIERS. Cost considerations cause many aircraft operators to reduce the size of their spare parts inventories, while efficiency and quality concerns may cause aircraft operators to maintain relationships with a more limited number of approved suppliers. Quality concerns are causing aircraft operators to demand that their suppliers be quality certified by organizations such as the Airline Suppliers Association ("ASA") or the International Standards Organization ("ISO") and at least one major commercial airline has begun to demand its suppliers carry product liability insurance. In addition, as aircraft operators adopt just-in-time inventory procurement processes, inventory storage is increasingly handled by suppliers such as the Company. The Company believes that these trends will continue in the future and will benefit well-positioned aircraft parts suppliers such as the Company.

      INCREASED INVENTORY CONSIGNMENT. Certain of the Company's customers adjust inventory levels on a periodic basis by disposing of excess aircraft spare parts. Traditionally, larger airlines have used internal sales agents to manage such dispositions. The Company believes that major airlines and other owners of aircraft spare parts, in order to concentrate on their core businesses and to more effectively monetize their excess parts and inventories, are increasingly entering into long-term consignment agreements with redistributors. By consigning inventories through a redistributor such as the Company, customers are able to offer their aircraft spare parts to a larger number of prospective inventory buyers, allowing the customer to maximize the value of its inventory. Consignment also enables a consignee to offer for sale significant parts and inventory at minimal capital cost.

COMPANY STRATEGY

      The Company's strategy is to capitalize upon its position as a leading redistributor of MD-80 and DC-9 aircraft spare parts and to broaden its product lines to include other high-use aircraft as the world fleet grows. Key elements of the Company's strategy include:

      EXPAND AIRCRAFT AND ENGINE LEASING SERVICES. The Company believes that airlines are becoming increasingly aware of the benefits of financing their fleet equipment on an operating lease basis, including cost reduction and flexibility regarding fleet size and composition. The Company believes that leasing commercial aircraft and engines offers an effective use of the Company's capital. The Company derives revenue from lease payments and seeks to sell spare parts to the lessee both for the leased aircraft as well as other aircraft in the lessee's fleet. Upon return of the aircraft, the Company either re-leases, sells or disassembles the aircraft for parts in order to achieve the highest utilization of the asset.

      BROADEN PRODUCT LINE. The Company has recently expanded its product line to include aftermarket parts for Airbus A-300 series aircraft and certain commuter aircraft including Shorts, de Havilland and British Aerospace. In addition, the Company intends to expand its product line to include parts for McDonnell Douglas DC-10 and Boeing 767 aircraft. As fleets of these aircraft age and as air cargo carriers transition larger portions of their fleets to wide-body aircraft, the Company will seek to capitalize on the demand for parts resulting from the aging and continued use of these aircraft models. Several air cargo carriers currently utilize DC-10, 767 and A-300 series aircraft, and the Company believes use of these models will continue to increase. The Company believes that a significant number of these aircraft types have been or will be converted to cargo use and that its relationship with cargo carriers will provide an advantage in supplying parts for these aircraft to such customers.

      INCREASE SALES TO CARGO CARRIERS AND REGIONAL COMMERCIAL AIRLINES. Cargo carriers and regional commercial airlines are among the Company's principal customers. Cargo carriers are important customers because the fleets of such operators typically consist of older aircraft of the type for which the Company maintains an extensive inventory of parts. Additionally, such customers typically do not maintain extensive inventories of spare parts. Regional commercial airlines are important customers because such airlines favor narrow-body aircraft, such as MD-80 and DC-9 aircraft, for which the Company is a primary source of spare parts. The Company will direct its marketing activities to broadening its customer base of cargo and regional airlines in order to increase market share and leverage its core competencies.

      CAPITALIZE ON BULK PURCHASE OPPORTUNITIES. While there is no predictability as to when opportunities will arise to purchase large inventories in bulk, such opportunities periodically become available. Bulk purchase opportunities arise when airlines, in order to reduce capital requirements, sell large amounts of inventory in a single transaction, when inventories of aircraft spare parts are sold in conjunction with corporate restructurings or reorganizations or when an aircraft operator realigns its aircraft fleet, reducing the number of or exiting a particular aircraft model. Bulk inventory purchases allow the Company to obtain large inventories of aircraft spare parts at a lower cost than can ordinarily be obtained by purchasing spare parts on an individual basis, resulting generally in higher gross margins on sales of such parts. Since fiscal 1996, the Company has successfully completed two large bulk inventory purchases. The Company believes that its market presence, experience in evaluating bulk purchases, sophisticated management information systems and capital strength will enable the Company to quickly analyze and complete large bulk purchase opportunities to the extent that the economics of such purchases are considered favorable.

      INCREASE MARKET SHARE OF PARTS FOR MD-80 AND DC-9 AIRCRAFT. The Company intends to increase its market share of parts for MD-80 and DC-9 aircraft. According to the World Jet Inventory, MD-80 and DC-9 aircraft together accounted for approximately 15% of the commercial aircraft in service worldwide at December 31, 1997. Although the DC-9 is no longer in production, many of the DC-9's parts are interchangeable with the MD-80, which, given the Company's experience and knowledge of the DC-9, gives it a competitive advantage in selling parts into the MD-80 marketplace. Boeing has indicated its intention to cease production of the MD-80 around mid-1999 or when current production commitments end. The Company intends to capitalize on the limited availability of new parts for such aircraft models by acquiring (i) pools of inventory from airlines that cease to operate such aircraft or that desire to reduce their levels of parts inventory and (ii) aircraft for disassembly when economically justified. The Company believes that its knowledge of the fleets of MD-80s and DC-9s currently in operation and its worldwide contacts in the commercial aviation industry will permit it to acquire other inventory pools and aircraft for disassembly on favorable terms in the future.

      CONTINUED COMMITMENT TO QUALITY AND TECHNOLOGICAL INNOVATION. The Company emphasizes adherence to high quality standards during each stage of its operations (product acquisition, documentation, inventory control and delivery). In August 1997, the ASA, an FAA-recognized independent quality assurance organization, accredited the Company as an aftermarket supplier. In addition, the Company believes it was one of the first aftermarket redistributors to bar-code its inventory and it has created and sponsors an industry-wide Internet parts locator service for its customers, which heightens awareness of the Company, enhances its position in the industry and increases sales of parts.

      PURSUE STRATEGIC ACQUISITIONS. The Company competes in a fragmented market in which numerous small companies serve distinct market niches. The Company believes that small aftermarket parts redistributors, many of which are family-owned or capital constrained, are unable to provide the extensive inventory and quality control measures necessary to comply with applicable regulatory and customer requirements, and will provide acquisition opportunities for the Company. Acquisitions are expected to increase the Company's customer base, expand its product line both with respect to aircraft in which the Company currently specializes and into new aircraft types, and to strengthen its relationships with existing customers through availability of additional inventory.

AIRCRAFT SPARE PARTS

      Aircraft spare parts can be categorized by their ongoing ability to be repaired and returned to service. The general categories are as follows: (i) rotable; (ii) repairable; and (iii) expendable. A rotable is a part which is removed periodically as dictated by an operator's maintenance program or on an as-needed basis and is typically repaired or overhauled and re-used an indefinite number of times. An important subset of rotables is life limited parts. A life limited rotable has a designated number of allowable flight hours and/or cycles (one take-off and landing generally constitutes one cycle) after which it is rendered unusuable. A repairable is similar to a rotable except that it can only be repaired a limited number of times before it must be discarded. An expendable is generally a part which is used and not thereafter repaired for further use.

      Aircraft spare parts' conditions are classified  within  the  industry as
(i) factory new, (ii) new surplus, (iii) overhauled, (iv) serviceable, and (v) as removed. A factory new or new surplus part is one that has never been installed or used. Factory new parts are purchased from manufacturers or their authorized distributors. New surplus parts are purchased from excess stock of airlines, repair facilities or other redistributors. An overhauled part has been completely disassembled, inspected, repaired, reassembled and tested by a licensed repair facility. An aircraft spare part is classified serviceable if it is repaired by a licensed repair facility rather than completely disassembled as in an overhaul. A part may also be classified serviceable if it is removed by the operator from an aircraft or engine while operating under an approved maintenance program and is functional and meets any manufacturer or time and cycle restrictions applicable to the part. With appropriate documentation, a factory new, new surplus, overhauled or serviceable part designation indicates that the part can be immediately utilized on an aircraft. A part in as removed condition requires functional testing, repair or overhaul by a licensed facility prior to being returned to service in an aircraft. The aircraft spare parts sold by the Company include avionics, rotable and expendable airframe and engine parts for commercial aircraft. Currently, the Company specializes in replacement parts for MD-80 and DC-9 aircraft and management believes that the Company has one of the most extensive inventories of aftermarket MD-80 and DC-9 parts in the industry. As of May 31, 1998, the Company had over 50,000 inventory line items, many of which represent multiple unit quantities and relate to the MD-80 and DC-9 aircraft. Many of these parts such as avionics and engine parts can also be used by a wide variety of aircraft other than MD-80 and DC-9 aircraft. In addition to the Company's inventory of MD-80 and DC-9 parts, the Company's inventory also includes spare parts for Boeing 727, 737 and 747 aircraft, Lockheed L-1011 aircraft, McDonnell Douglas DC-8 and DC-10 aircraft, Airbus, Shorts, de Havilland and British Aerospace aircraft and for the Pratt & Whitney JT8D engine series.

OPERATIONS OF THE COMPANY

      The Company's core business is the buying and selling of aircraft spare parts. In addition, the Company has recently expanded its product line to include the sale and leasing of aircraft and engines. The Company believes that the leasing of aircraft and engines will become a more significant part of the Company's business in the future and that it provides significant opportunities for expansion.

      INVENTORY ACQUISITION. The Company obtains most of its parts inventory by purchasing individual parts from airlines, repair facilities or other redistributors, by purchasing excess inventory from aircraft operators ("bulk inventory purchases") or by purchasing aircraft for disassembly. The Company may also fill a customer order for a part not held in the Company's inventory by locating the part for the customer from another vendor, purchasing the part and then reselling the part to the customer. The Company makes bulk inventory purchases by bidding on the inventory of companies that are eliminating certain portions of their spare parts inventory due to the retirement of an aircraft type from their fleets, inventory reduction programs to reduce costs, the downsizing of their operations or the dissolution of their businesses as a whole.

      AIRCRAFT AND ENGINE SALES AND LEASING. The Company has determined that its spare parts sales opportunities are enhanced by providing existing and new customers with whole aircraft and engines through sale and lease transactions. Such transactions allow the Company to expand its customer base for spare parts and, through leasing, to reduce the cost basis in its aircraft. The Company derives revenue from lease payments and seeks to sell spare parts to the lessee both for the leased aircraft as well as other aircraft in the lessee's fleet. Upon return of the aircraft, the Company either re-leases, sells or disassembles the aircraft for parts in order to achieve the highest utilization of the asset.

      The Company currently leases three Boeing 727 freighter aircraft to a major cargo carrier and two JT8D engines to a smaller cargo and passenger carrier. All of the Company's aircraft leases are operating leases rather than finance leases and expire between January and March 1999. The Company's engine leases are "evergreen" leases which, although they have no termination date, are cancelable by either party upon specified notice, typically 30 to 90 days. Under an operating lease, the Company retains title to the aircraft or engine, thereby retaining the potential benefits and assuming the risk of the residual value of the aircraft or engine. Operating leases allow aircraft operators greater fleet and financial flexibility due to their shorter-term nature, the relatively small initial capital outlay necessary to obtain use of the aircraft or engine and off-balance sheet accounting treatment. The Company focuses on leasing to its customers older, narrow-body aircraft and the engines they use for periods between six months to three years. The Company believes that there is an increasing demand by customers for operating leases, which are being used as an alternative to traditional financing arrangements.

      EXCHANGE TRANSACTIONS. An "exchange transaction" generally involves a high value/high turnover rotable part which an operator frequently replaces when performing aircraft maintenance. In an exchange transaction, a customer pays an exchange fee and returns a "core" unit to the Company within 14 days. A "core" unit is the same part which is being delivered to the customer by the Company, but in need of overhaul. The Company has the customer's core unit overhauled and bills the customer for the overhaul charges and retains the overhauled core unit in its inventory. If the "core" unit cannot be repaired, it is returned to the customer and the exchange transaction is converted to an outright sale at a sales price agreed upon at the time the exchange transaction was negotiated. The Company continues to emphasize exchange transactions because they are profitable and ensure that scarce parts remain in stock for future sales.

SALES AND MARKETING; CUSTOMERS

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

      In addition to directly marketing its inventory, the Company has created and sponsors an industry-wide internet parts locator service, which is found at HTTP:\\WWW.IPLS.COM. The Company's internet service is a free service available to any potential customer and lists all of the inventory available for sale by the Company. In order to increase its value to potential customers, the Company's Internet service also contains inventory of approximately 60 additional aftermarket parts redistributors. Similarly, the Company lists its inventory in the Air Transport Association's computerized databank ("AIRS") and with the Inventory Locator Service ("ILS") proprietary computerized databank. Buyers of aircraft spare parts can access any of the databases described above, as well as other parts databases, to determine the companies which have the desired inventory available. Neither the Company's service, AIRS or ILS list price information relating to particular parts.

      Market forces establish the price for aftermarket aircraft parts. No pricing service or price catalogue exists for aftermarket parts. Aftermarket aircraft parts prices are determined by referencing new parts catalogues with consideration given to existing supply and demand conditions. Often, aircraft operators will opt for quality aftermarket parts even when new parts are still in production. Aftermarket aircraft parts meet the same FAA standard as new parts, cost less than the same new parts and are often more readily available.

      The Company's customers include a wide variety of domestic and international air cargo carriers, major commercial and regional passenger airlines, maintenance and repair facilities and other redistributors. Management believes that its customer relationships are important to the Company's operational success. The Company maintains an adequate level of inventory in order to service its customers in a timely manner. Management believes that availability and timely delivery of quality spare parts are the primary factors considered by customers when making a spare parts purchase decision. Cargo carriers and regional commercial airlines are among the

Company's principal customers. Cargo carriers are important customers because the fleets of such operators typically consist of older aircraft of the type for which the Company maintains an extensive inventory of parts and because such customers typically do not maintain extensive inventories of spare parts. Regional commercial airlines are important customers because such airlines favor narrow-body aircraft, such as MD-80 and DC-9 aircraft for which the Company is a primary source of spare parts.

      Excluding aircraft and engine sales, in fiscal 1998, no customers accounted for more than 5% of the Company's total revenues. Each aircraft or engine sale is unique and the Company does not rely on previous customers for repeat aircraft business. Currently, the Company believes that it has no customer, the loss of which would have a material adverse effect on the Company's business, financial condition and results of operations. In a given period, a substantial portion of the Company's revenues may be attributable to the sale of one or more aircraft or engines. Such sales are unpredictable transactions dependent, in part, upon the Company's ability to purchase an aircraft or engine at an attractive price and resell it within a relatively brief period of time. The revenues from the sale of an aircraft or engine, the timing of inventory sales or a lease transaction during a given period may result in a customer being considered a major customer of the Company for that period.

QUALITY ASSURANCE

      The Company adheres to stringent quality control standards and procedures in the purchase and sale of its products. In August 1997, the ASA accredited the Company as an aftermarket supplier after the completion of an extensive facilities audit and numerous meetings with the Company's management. Parts procured from an accredited supplier convey assurance to the purchaser that the quality is as stated and the appropriate documentation is on file at the supplier's place of business. Furthermore, accreditation provides assurance that the supplier has implemented an appropriate quality assurance system and has demonstrated the ability to maintain that system. In addition, many of the Company's customers periodically audit the Company's operations to ensure compliance with such customer's quality standards.

      Because aircraft operators require a readily available and identifiable source of inventory meeting regulatory requirements, the Company has implemented a total quality assurance program. This program consists of numerous quality procedures, including the following:

      <circle> Inspection procedures mandating that procured  aircraft, engines and parts be traceable to a source approved by the Company

      <circle> Training and supervision of personnel to properly  carry out the total quality assurance program

      <circle>  On-going  quality  review  board  meetings conducted by  senior management to oversee the total quality assurance program

GOVERNMENT REGULATION

      The aviation industry is highly regulated in the United States by the FAA and in other countries by similar regulatory agencies. These regulations are designed to ensure that all aircraft, engines and aircraft components are continuously maintained in proper condition for the safe operation of aircraft. Before spare parts are installed on an aircraft, they must meet certain standards as to their condition and have appropriate documentation. Parts owned or acquired by the Company may not meet currently applicable standards, or standards may change in the future, causing parts already contained in the Company's inventory to be scrapped or modified. While the Company's operations are not currently regulated directly by the FAA, the independent facilities that repair and overhaul the Company's products and the aircraft operators that ultimately utilize the Company's products are subject to extensive regulation. Accordingly, the Company must consider the regulatory requirements of its customers and provide them with parts that comply with airworthiness standards established by the FAA and OEMs, together with required documentation which enables these customers to comply with other applicable regulatory requirements. The inspection, maintenance and repair procedures for the various types of aircraft, engines and aircraft components are prescribed by regulatory authorities and can be performed only by FAA-licensed repair facilities utilizing certified technicians. Compliance with applicable FAA and OEM standards are required prior to installation of a part on an aircraft. The Company only utilizes FAA-licensed repair facilities to repair and certify aircraft, engines and aircraft components.

      In September 1996, the FAA issued an advisory circular to support the implementation of a voluntary accreditation program for civil aircraft parts suppliers. This accreditation program establishes quality standards applicable to aftermarket suppliers, such as the Company, and designates FAA approved organizations such as ASA to perform quality assurance audits for initial accreditation of aftermarket suppliers. Quality assurance audits are required on an on-going basis to maintain accreditation. In addition, many of the
Company's customers periodically audit the Company's operations to ensure compliance with such customer's quality standards. The Company believes that ongoing quality assurance audits and strict adherence to its quality assurance system is essential to meeting the needs of its existing and future customers. In August 1997, the Company received accreditation from the ASA.

      Because the Company's sales consist largely of parts for older aircraft, regulations promulgated by the FAA governing noise emission standards for older aircraft and the FAA's Aging Aircraft Program Plan (the "Aging Aircraft Program") may increase the cost of operating such aircraft and have a material impact on the market for the Company's products. All stage 2 aircraft must install hush-kits pursuant to such noise emission standards or be phased out of operation in the United States by December 31, 1999 and in the European Union by April 1, 2002. The Aging Aircraft Program requires aircraft operators to perform structural modifications and inspections to address airframe fatigue and to implement corrosion prevention and control programs, which increase the operating and maintenance costs of older aircraft. Furthermore, the EPA and the various agencies of the European Union have sought the adoption of stricter standards limiting the emission of nitrous oxide from aircraft engines. The Company believes that notwithstanding the substantial costs imposed by noise emission standards and the Aging Aircraft Program on older aircraft, estimated by the Company to average less than $4 million per aircraft on aircraft such as the DC-9, certain aircraft operators will continue to utilize older aircraft due to the substantially greater cost of acquiring new replacement aircraft.

      The inability of the Company to supply its customers with spare parts on a timely basis, or any occurrence of the Company providing products which subsequently fail, may adversely affect the Company's relationships with its customers and have a material adverse effect on its business, financial condition and results of operations. The core operations of the Company may in the future be subject to FAA or other regulatory requirements. The Company closely monitors the FAA and industry trade groups in an attempt to understand how possible future regulations might impact the Company. There can also be no assurance that new and more stringent government regulations, if enacted, would not have a direct or indirect adverse effect on the Company.

      An important factor in the aircraft spare parts redistribution market relates to the documentation and traceability of an aircraft spare part. The Company requires all of its suppliers to provide adequate documentation as dictated by the Company's customers. The Company utilizes electronic data scanning and storage techniques to maintain complete copies of all documentation. Documentation required includes, where applicable, (i) a maintenance release from a certified airline repair facility signed and dated by a licensed airframe and/or power plant mechanic who repaired the aircraft spare part and an inspection to certify that the proper methods, materials and workmanship were used, (ii) a "tear-down" report detailing the discrepancies and corrective actions taken during the last shop repair, and (iii) an invoice or purchase order for an approved source.

PRODUCT LIABILITY

      The commercial aviation industry periodically experiences catastrophic losses. As a redistributor, the Company may be named as a defendant in a lawsuit as a result of such catastrophic loss if a part sold by the Company were installed in an incident-related aircraft. In this regard, the Company maintains product liability insurance in the amount of $10 million. While the Company believes this amount to be adequate liability insurance to protect it from such claims, and while no lawsuit has ever been filed against the Company based upon a product liability theory, no assurance can be given that claims will not arise in the future or that such insurance coverage will be adequate. However, an uninsured or partially insured claim, or a claim for which third-
part indemnification is not available, could have a material adverse effect on the Company's business, financial condition and results of operations. Additionally, there can be no assurance that insurance coverages can be maintained in the future at an acceptable cost. Any such liability not covered by insurance could have a material adverse effect on the financial condition of the Company.

COMPETITION

      The aircraft spare parts redistribution market is highly competitive. The market consists of a limited number of well-capitalized companies selling a broad range of products and numerous small competitors serving distinct market niches. Certain of these competitors have substantially greater financial, marketing and other resources than the Company. The Company believes that current industry trends will benefit larger, well-capitalized companies. The Company believes that range and depth of inventories, quality and traceability of products, service and price are the key competitive factors in the industry. The principal companies with which the Company competes are AAR Corp., AGES, Aviation Sales Company and Banner Aerospace, all of which are significantly larger than the Company. Customers in need of aircraft parts have access, through computer-generated inventory catalogues, to a broad array of suppliers, including aircraft manufacturers, airlines and aircraft services companies, which may have the effect of increasing competition for, and lowering prices on, parts sales.

EMPLOYEES

      As of May 31, 1998, the Company had 28 employees.  The Company  is  not a
party  to  any  collective  bargaining  agreement.   The  Company  believes its
relations with its employees are good.

YEAR 2000 ISSUES

      The Company has evaluated its major software and computer systems and believes that it is Year 2000 compliant. The Company believes that it will not incur any material expenses to ensure that its computer system and application function beyond 1999.

CAUTIONARY STATEMENTS

      THIS ANNUAL REPORT ON FORM 10-K CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE EXCHANGE ACT, INCLUDING THE PLANS AND OBJECTIVES OF MANAGEMENT FOR THE BUSINESS, OPERATIONS AND ECONOMIC PERFORMANCE OF THE COMPANY. THE FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS SET FORTH IN THIS ANNUAL REPORT MAY INCLUDE OR RELATE TO, AMONG OTHER THINGS, THE FACTORS SET FORTH BELOW, TOGETHER WITH OTHER INFORMATION SET FORTH IN THIS ANNUAL REPORT.

      RISKS REGARDING THE COMPANY'S INVENTORY. The Company obtains most of its parts inventory by purchasing individual parts from airlines, repair facilities or other redistributors, by purchasing excess inventory from aircraft operators, or by purchasing aircraft for disassembly. The Company's business is substantially dependent on its purchasing activities because its net parts sales are directly influenced by the level and composition of inventory available for sale. Because the size and composition of the Company's inventory is critical to its results of operations and because there is no organized market to procure surplus inventory, the Company's operations are materially dependent on the success of management in identifying potential sources of inventory and effecting timely purchases at acceptable prices. There can be no assurance that inventory will be available on acceptable terms or at the times required by the Company. In addition, once acquired, the market value of the Company's inventory could be adversely affected by factors beyond the Company's control, such as the sudden availability of additional inventory, a sudden decline in demand for the Company's parts due to a decline in use of certain aircraft types, regulatory changes mandating uneconomic improvements to items in inventory, or a decision by an OEM to begin manufacturing new parts that would compete with aftermarket parts. The failure to identify and purchase inventory in a timely fashion at acceptable prices or a decline in the value of the Company's inventory would have a material adverse effect on the Company's business, financial condition and results of operations.

      CONCENTRATION ON MD-80 AND DC-9 AIRCRAFT. The Company's net parts sales are concentrated in the aftermarket for MD-80 and DC-9 aircraft, which aircraft at December 31, 1997 accounted for approximately 15% of the commercial aircraft in service worldwide according to the World Jet Inventory. The DC-9 is no longer in production and Boeing has indicated its intention to cease production of the MD-80 around mid-1999 or when current production commitments end. Any decline in the use of MD-80 and DC-9 aircraft by aircraft operators, the unscheduled removal from service of large numbers of MD-80 and DC-9 aircraft or the grounding of such aircraft by governmental authorities for any reason could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, all DC-9 aircraft operated in the United States and European Union will need to be hush-kitted, relocated to other areas or removed from service by 2000 or 2002, respectively. In the event these aircraft are removed from service, demand for the Company's MD-80 and DC-9 parts could decline and the supply of spare parts may increase, which would have a material adverse effect on the Company's business, financial condition and results of operations.

      BROADENING OF PRODUCT LINE. The Company has recently expanded its product line to include aftermarket parts for Airbus A-300 series aircraft and certain commuter aircraft including Shorts, de Havilland and British Aerospace aircraft. In addition, the Company intends to broaden its product line to include parts for McDonnell Douglas DC-10 and Boeing 767 aircraft. The Company has limited experience with respect to the purchase and sale of spare parts for these aircraft models. There can be no assurance that the Company will have the same level of success in managing its parts inventories for such aircraft that it has had with parts for MD-80 and DC-9 aircraft. The failure to successfully broaden its product line could have a material adverse effect on the Company's ability to implement its growth strategy.

      EFFECTS OF THE ECONOMY ON THE OPERATIONS OF THE COMPANY. The Company's customers consist of a wide variety of domestic and international air cargo carriers, major commercial and regional passenger airlines, maintenance and repair facilities and other redistributors. As a result, the Company's business can be impacted by the economic factors that affect the airline and air cargo industries. When such factors adversely affect the airline and air cargo industries, they tend to cause downward pressure on the pricing for aircraft spare parts and increase the credit risk associated with doing business with airlines and air cargo carriers. Additionally, factors such as the price of fuel affect the aircraft spare parts market for older aircraft, since older aircraft become less competitive with newer model aircraft as the price of fuel increases. There can be no assurance that economic and other factors which might affect the airline and air cargo industries will not have a material adverse effect on the Company's business, financial condition and results of operations.

      FLUCTUATIONS IN OPERATING RESULTS. The Company's operating results, both on an annual and a quarterly basis, are affected by many factors, including the timing of large orders from customers, the timing of expenditures to purchase inventory in anticipation of future sales, the timing of bulk inventory purchases, the mix of available aircraft spare parts contained at any time in the Company's inventory, the timing of aircraft or engine sales or leases, unanticipated aircraft or engine lease terminations, default by any lessees and many other factors largely outside the Company's control. Since the Company typically does not obtain long-term purchase orders or commitments from its customers, it must anticipate the future volume of orders based upon the historic purchasing patterns of its customers and discussions with customers as to their future requirements. Cancellations, reductions or delays in orders by a customer or group of customers could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, due to the value of a single aircraft or engine sale relative to the value of parts typically sold by the Company, any concentration of aircraft or engine sales in a particular quarter may obscure existing or developing trends in the Company's business, financial condition and results of operations.

      RISKS ASSOCIATED WITH LEASES. The Company currently leases three Boeing 727 freighter aircraft to a major cargo carrier and two Pratt & Whitney JT8D series engines to a smaller cargo and charter passenger carrier. The success of an operating lease depends in part upon having the aircraft and engines returned to the Company in marketable condition as required by the lease of such aircraft and engines. In addition, the financial return to the Company from a leased aircraft or engine depends in part on the re-lease of aircraft and engines on favorable terms on a timely basis, the ability to sell the aircraft or engines at favorable prices or realize sufficient value from the disassembly for parts of the aircraft or engines at the end of the lease term. Numerous factors, many of which are beyond the control of the Company, may have an impact on the Company's ability to re-lease or sell aircraft, engines and parts. These factors include general market conditions, regulatory changes (particularly those imposing environmental, maintenance and other requirements on the operation of aircraft and engines), changes in the supply or cost of aircraft and engines and technological development. Consequently, there can be no assurance that the Company's estimated residual value for aircraft or engines will be realized. If the Company is unable to re-lease, sell its aircraft or engines on favorable terms or realize sufficient value from the disassembly for parts of the aircraft or engines on a timely basis upon expiration of the related lease, its business, financial condition and results of operations may be adversely affected. In the event that a lessee defaults in the performance of its obligations, the Company may be unable to enforce its remedies under a lease. The Company's inability to collect lease payments when due or to repossess aircraft or engines in the event of a default by a lessee could have an adverse effect on the Company's business, financial condition and results of operations. If the Company were to acquire an aircraft or engines and such acquisitions were not financed by additional borrowing, it could result in a reduction of the Company's liquidity.

      RISKS ASSOCIATED WITH ACQUISITIONS. One of the Company's strategies for growth is to pursue acquisitions of aftermarket redistributors. Currently, the Company has no acquisition agreements, understandings or commitments for any acquisitions and, in order to consummate an acquisition, the Company would be required to receive the consent of the lender under its Credit Agreement. There can be no assurance that any such acquisitions will be completed on reasonable terms, if at all. Certain of the Company's competitors may also seek to acquire the same companies which the Company seeks to acquire. This may increase the price and related costs at which the Company could otherwise have acquired such companies, perhaps materially. The Company's inability to complete acquisitions on reasonable terms could limit the Company's ability to grow its business.

      The Company may expend significant funds to pursue and consummate acquisitions. Such use of funds would reduce the Company's working capital. In addition, the Company may fund acquisitions in whole or in part by issuing equity securities, and any such issuances, individually or in the aggregate, may be diluted to holders of the Common Stock. Acquisitions also may result in the Company incurring additional debt and amortizing costs related to goodwill and other intangible assets, either of which could have a material adverse
effect  on  the  Company's  business,  financial  condition   and   results  of
operations.

      The Company may experience difficulties in assimilating the operations, services and personnel of acquired companies and may be unable to sustain or improve the historical revenue and earnings levels of acquired companies, any of which may materially adversely affect the Company's business, financial condition and results of operations. In addition, to the extent it becomes necessary for the Company to fund the working capital requirements of acquired companies, the Company's working capital available for its currently existing operations would decrease. Acquisitions involve a number of additional risks, including the diversion of management's attention from ongoing business operations and the potential loss of key employees of acquired companies. There can be no assurance that the Company can successfully implement is acquisition strategy. The failure to consummate acquisitions on reasonable terms or the inability to successfully integrate and manage acquired operations and personnel could have a material adverse impact on the Company's business, financial condition and results of operations.

      RELIANCE ON EXECUTIVE OFFICERS. The continued success of the Company is dependent to a significant degree upon the services of its executive officers and upon the Company's ability to attract and retain qualified personnel experienced in the various phases of the Company's business. The ability of the Company to operate successfully could be jeopardized if one or more of its executive officers were unavailable and capable successors were not found. The Company does not maintain key man insurance on any of its executive officers. The Company has employment agreements with Alexius A. Dyer III, its Chairman of the Board, President and Chief Executive Officer, and George Murnane III, its

Executive  Vice  President  and   Chief   Financial  Officer.   The  employment
agreements between the Company and Messrs. Dyer and Murnane are individually terminable by each executive officer upon a change of control of the Company.

ITEM 2. PROPERTIES.

      The Company's executive offices and operations are located at 1954 Airport Road, Suite 200, Atlanta, Georgia 30341, consisting of approximately 3,600 square feet of leased space pursuant to a lease expiring in January 2000. The Company leases approximately 29,500 square feet of warehouse facilities in Fort Lauderdale, Florida pursuant to a lease expiring in June 2002. The Company leases approximately 1,350 square feet of office space as a sales and marketing office in Seattle, Washington pursuant to a lease expiring in March 2001. All facilities are rented at competitive rates for their location and utility. The Company believes that its facilities are adequate for its needs for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS.

      The Company is not now a defendant in any material litigation or other legal proceeding. The Company may become a defendant in legal proceedings in the ordinary course of business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None.

                                    PART II


ITEM  5.  MARKET  FOR  THE  REGISTRANT'S  COMMON STOCK AND RELATED  STOCKHOLDER
MATTERS.

      The Company's Common Stock has been publicly traded since April 2, 1990. Prior to April 21, 1997, sales of the Common Stock were reported through the National Quotation Bureau's National Daily Quotation Price Sheets. Effective April 21, 1997 the Common Stock was listed and traded on the American Stock Exchange under the symbol "YLF." The following table sets forth the high and low bid quotations as reported by the National Quotation Bureau for the first three quarters of fiscal 1997 and the high and low closing prices of the Common Stock as reported on the American Stock Exchange thereafter, in each case, as adjusted to give effect to a 1-for-27 reverse stock split consummated on October 3, 1996.

1998 FISCAL YEAR               HIGH                    LOW
----------------               ----                    ---
First Quarter                $  8   1/4              $ 4   1/4
Second Quarter                 11                      7   5/8
Third Quarter                   8   1/2                5 15/16
Fourth Quarter                 10 11/16                6 15/16

1997 FISCAL YEAR               HIGH                    LOW
----------------               ----                    ---
First Quarter                $  5 29/32               $ 5 1/16
Second Quarter                  5 29/32                 3
Third Quarter                   3   5/8                 2  3/4
Fourth Quarter                  4   1/2                 3

      At May 31, 1998, there were 112 holders of record of the Company's Common Stock and no holders of the Company's Preferred Stock.

      The Company has never paid dividends on the Common Stock. The Company's secured credit facility prohibits the Company from paying dividends on the Common Stock as long as indebtedness issued pursuant to such facility remains outstanding. It unlikely that the Company will pay dividends on the Common Stock in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA.

      The selected consolidated financial data presented below for, and as of the end of, each of the fiscal years in the five-year period ended May 31, 1998, have been derived from the Company's audited consolidated financial statements. The consolidated financial statements of the Company as of May 31, 1997 and 1998 and for the three-year period ended May 31, 1998 and the accountant's reports thereon are included in Item 8 of this Form 10-K.


                                                 YEAR ENDED MAY 31,

                                              1994           1995           1996           1997           1998
                                             -------        -------        -------        -------       --------
                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
OPERATING DATA:
Net sales                                     $16,747        $21,999       $21,410        $20,123        $25,648
Lease revenue                                   1,986          2,984         1,795          1,109          2,315
                                              -------         ------        ------         ------         ------
   Total revenues                              18,733         24,983        23,205         21,232         27,963

Total operating expenses                       34,932         23,343        18,528         17,423         23,186
                                              -------         ------        ------         ------         ------
Income (loss) from continuing                (16,199)          1,640         4,677          3,809          4,777
operations
Interest expense, net                          2,866           2,254         2,377          1,550          1,934
                                              -------         ------        ------         ------         ------
   Earnings (loss) before income
   taxes, equity in earnings (loss)
   of joint venture and                      (19,065)          (614)         2,300          2,259          2,843
   extraordinary item

Provision for income taxes (benefit)          (2,476)             --            14                       (2,820)
Equity in loss of joint venture                 (424)             --            --             --           --
                                              -------         ------        ------         ------         ------
Earnings (loss) before extraordinary item    (17,013)                        2,286          2,259          5,663

   Extraordinary loss on
   extinguishment of debt                       (363)             --            --          (531)           --
                                              -------         ------        ------         ------         ------
Net earnings (loss)                         $(17,376)       $  (614)       $ 2,286       $  1,728       $  5,663
                                             =======          =====         ======         ======         ======
PER SHARE DATA:
Earnings (loss) per common share -          $(113.65)        $(4.10)        $15.27          $1.37          $2.29
basic before effect of extraordinary
item
   Extraordinary item                          (2.43)             --            --         (0.32)             --
                                              -------         ------        ------         ------         ------
       Net earnings (loss)                  $(116.08)        $(4.10)        $15.27          $1.05          $2.29
                                             =======          =====         ======         ======      =========
   Weighted average shares
   outstanding used in basic                  149,696        149,696       149,696      1,646,629      2,471,025
   calculation
Earnings (loss) per common share -          $(113.65)        $(4.10)        $12.69          $1.25          $2.03
diluted before effect of
extraordinary item
   Extraordinary item                          (2.43)             --            --         (0.29)             --
                                              -------         ------        ------         ------         ------
Net earnings (loss)                         $(116.08)        $(4.10)        $12.69          $0.96          $2.03
                                             =======          =====         ======         ======         ======
   Weighted average shares
   outstanding used in diluted               149,696        149,696        242,288      1,806,938      2,793,414
   calculation

                                                        AT MAY 31,

                                   1994               1995         1996               1997             1998
                                 --------           --------     --------            -------         --------
                                                         (IN THOUSANDS)
BALANCE SHEET DATA:
Working capital (deficit)       $(18,312)          $(13,489)    $(10,841)             $9,141          $10,228
Total assets                      25,553             14,511       16,132              21,287           23,636
Total debt                        26,173             20,336       18,144              13,749            9,648
Stockholders' equity (deficit)    (9,088)            (9,702)      (7,416)              4,660           10,808


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

      The Company is a leading redistributor of aftermarket aircraft spare parts used primarily for McDonnell Douglas MD-80 and DC-9 aircraft. According to the World Jet Inventory, MD-80 and DC-9 aircraft accounted for approximately 15% of the commercial aircraft in service worldwide at December 31, 1997. Management believes that the Company has one of the most extensive inventories of aftermarket MD-80 and DC-9 parts in the industry. In addition, the Company provides aircraft spare parts for Boeing, Lockheed, Airbus and commuter aircraft. The aircraft spare parts distributed by the Company, including avionics, rotable and expendable airframe and engine parts, are sold to a wide variety of domestic and international air cargo carriers, major commercial and regional passenger airlines, maintenance and repair facilities and other redistributors. The wide variety of aircraft spare parts distributed by the Company is acquired through purchase or consignment of surplus or bulk inventories from airlines, purchase from other redistributors and disassembly of aircraft.

      In addition to being a provider of aircraft spare parts, the Company leverages its industry expertise to purchase, sell and lease aircraft and engines. The Company has periodically acquired, leased and sold a variety of narrow-body commercial jet aircraft, such as Boeing 727 and 737 aircraft and McDonnell Douglas DC-9 aircraft and has recently increased its focus on these activities. The Company currently leases three Boeing 727 freighter aircraft to a major cargo carrier and two Pratt & Whitney JT8D series engines to a smaller cargo and charter passenger carrier. The Company derives revenue from lease payments and seeks to sell spare parts to the lessee both for the leased aircraft as well as other aircraft in the lessee's fleet. Upon return of the aircraft, the Company either re-leases, sells or disassembles the aircraft for parts in order to achieve the highest utilization of the asset. To the extent the Company's emphasis on the purchase, lease and sale of aircraft and engines increases, the Company's revenue mix, cost components, interest expense and, accordingly, net earnings will be affected.

THE RESTRUCTURING

      On October 3, 1996, the Company completed the Restructuring. Pursuant to the Restructuring, the Company (i) effected a 1-for-27 reverse split of its Common Stock; (ii) issued approximately 2,245,400 shares of its Common Stock, after giving effect to the reverse split, in exchange for the entire $10.0 million principal amount outstanding of, and related accrued interest on, its Debentures; and (iii) redeemed its Senior Notes with the proceeds of an advance under its Credit Agreement.

RESULTS OF OPERATIONS

      The following table sets forth, for the periods indicated, the percentage of total revenues as included in the Consolidated Statements of Earnings of the Company represented by net parts sales and lease revenues.


                                                            YEAR ENDED MAY 31,
                                                  (IN THOUSANDS, EXCEPT FOR PERCENTAGES)
                     --------------------------------------------------------------------------------------

                                    1996              %              1997              %            1998             %
                                    ----            ----           ------           ----          ------          ----

Net parts sales                   $21,410           92.2%         $20,123           94.8%        $25,648          91.7%

Lease revenues                      1,795            7.8%           1,109            5.2%          2,315           8.3%
                                  -------         ------           ------          -----          ------         -----
Total revenues                    $23,205          100.0%         $21,232          100.0%        $27,963         100.0%
                                  =======          =====           ======          =====          ======        ======

      The following table sets forth, for the periods indicated, the percentage of total revenues represented by certain items included in the Consolidated Statements of Earnings of the Company:

                                                    YEAR ENDED MAY 31,
                                       -----------------------------------------
                                          1996             1997            1998
                                       ----------         -------       --------

Total revenues........................     100.0%          100.0%         100.0%
                                         -------           -----          -----

Cost of sales.........................      56.9            59.7           60.0

Selling, general and
administrative
expenses..............................      16.9            18.0           18.8

Provision for doubtful accounts ......       2.0             0.6            0.3


Depreciation..........................       4.0             3.7            3.8

Interest expense......................      10.4             7.6            5.9

Interest and other (income) expense...      (0.1)           (0.3)           1.0

Provision (benefit) for income
 taxes................................          *           -----         (10.1)

Extraordinary loss on debt
restructuring.........................      -----            2.5          -----
                                       ----------         -------       --------
Net earnings..........................       9.9%            8.1%          20.3%
                                       ==========         =======       ========

------------------
*   Less than 0.1%.

FISCAL 1998 COMPARED WITH FISCAL 1997

      Total revenues for fiscal 1998 increased 31.7% to $28.0 million from $21.2 million for fiscal 1997. This increase was primarily due to an increase in aircraft and engine sales. Aircraft and engine sales are unpredictable transactions and may fluctuate significantly from year to year, dependent, in part, upon the Company's ability to purchase an aircraft or engine at an attractive price and resell it within a relatively brief period of time, as well as the overall market for used aircraft or engines. During fiscal 1998, the Company acquired two aircraft and sold four aircraft, as compared to fiscal 1997, during which the Company acquired three aircraft and sold two aircraft. During fiscal 1998, the Company sold seven engines as compared to fiscal 1997, during which the Company sold four engines. Lease revenue increased to $2.3 million in fiscal 1998 from $1.1 million in fiscal 1997, due primarily to the Company's acquisition and lease of three aircraft during the fourth quarter of fiscal 1997 which were on lease for all of fiscal 1998.

      Cost of sales increased 32.3% from $12.7 million in fiscal 1997 to $16.8 million in fiscal 1998. Cost of sales as a percentage of total revenues increased from 59.7% in fiscal 1997 to 60.0% in fiscal 1998. The increase in the cost of sales as a percentage of total revenues was due primarily to a change in the mix of sales as well as an increase in the cost of aircraft and engine sales as a percent of revenues in fiscal 1998 compared to fiscal 1997.

      Selling, general and administrative expenses increased 38% to $5.3 million in fiscal 1998 compared to $3.8 million in fiscal 1997. This increase was due primarily to expenses related to increased revenues, as expenses for fiscal 1998 amounted to 18.8% of total revenues compared to 18.0% of total revenues in fiscal 1997, such as increased rent expense, insurance costs, professional fees, investor relations costs, marketing expenses and employee compensation.

      Provision for doubtful accounts was $75,000 in fiscal 1998 compared to $123,000 in fiscal 1997. This decrease in expense for fiscal 1998 was primarily related to the recovery of a certain doubtful account during the first quarter of fiscal 1998. In fiscal 1997, the Company instituted a policy to record a provision of approximately 1% of net part sales.

      Depreciation was $1,060,000 in fiscal 1998 compared to $792,000 in fiscal 1997. The net increase from fiscal 1997 to fiscal 1998 was due primarily to an increase in depreciation of aircraft held for lease, resulting from the aircraft acquired in the fourth quarter of fiscal 1997.

      Interest expense in fiscal 1998 and fiscal 1997 was $1.6 million. Interest and other expenses for fiscal 1998 was $286,000 compared to other income of $61,000 in fiscal 1997. Included in the interest and other expense for fiscal 1998 is $400,000 in expenses relating to the withdrawn secondary offering.

      The Company's benefit for income taxes for fiscal 1998 was $2.8 million, primarily due to a reduction in the valuation allowance applied against its deferred tax assets and the utilization of net operating loss carryforwards. The Company's income tax expense in fiscal 1997 was zero primarily as a result of the utilization of net operating loss carryforwards to offset taxes that would otherwise have been payable.

      Net earnings for fiscal 1998 were $5,663,000, or $2.29 per share - basic and $2.03 per share - diluted, compared to net earnings before an extraordinary loss for fiscal 1997 of $2,259,000, or $1.37 per share - basic and $1.25 per share -diluted. In connection with the Restructuring, the Company recorded an extraordinary loss of $530,596 relating to the exchange of shares of its Common Stock for the Debentures during fiscal 1997. Net earnings, after considering the extraordinary loss, were $1,728,000 or $1.05 per share - basic and $.96 per share - diluted, for fiscal 1997.

FISCAL 1997 COMPARED WITH FISCAL 1996

      Net parts sales increased by 3% or $515,000, from $17.9 million in fiscal 1996 to $18.4 million in fiscal 1997. Aircraft and engine sales decreased to $1.7 million in fiscal 1997, compared to $3.5 million in fiscal 1996. During fiscal 1997, the Company acquired three aircraft and sold two aircraft, as compared to fiscal 1996, during which the Company sold three aircraft and acquired one. Lease revenue decreased to $1.1 million in fiscal 1997 from $1.8 million in fiscal 1996, as certain leases that were in existence during the prior year were terminated and not renewed. Going forward, however, the Company's lease revenues will be positively affected by the Company's acquisition and lease of three aircraft during the fourth quarter of fiscal 1997. Although the Company was able to replace reduced sales to one large customer, the increase in parts sales was insufficient to offset the decrease in aircraft sales and lease revenues and, as a result, total revenues for fiscal 1997 decreased 8.6% to $21.2 million from $23.2 million for fiscal 1996.

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

      Cost of sales decreased 3.9% from $13.2 million in fiscal 1996 to $12.7 million in fiscal 1997. Cost of sales as a percentage of total revenues increased from 56.9% in fiscal 1996 to 59.7% in fiscal 1997, respectively. The increase in cost of sales as a percentage of total revenues from fiscal 1996 to fiscal 1997 was primarily due to lower aircraft and engine sales, which typically have a lower cost of sales. Cost of aircraft and engine sales was 49.9% of aircraft and engine revenues in fiscal 1997 compared to 45.5% in fiscal 1996. Cost of parts sales as a percentage of total parts sales was 63.6% in fiscal 1997 compared to 62.9% in fiscal 1996.

      Selling, general and administrative expenses decreased $94,000, amounting to $3.8 million, or 18.0% of total revenues in fiscal 1997, compared to $3.9 million, or 16.9% of total revenues in fiscal 1996.

      Provision for doubtful accounts was $123,000 in fiscal 1997 compared to $464,000 in fiscal 1996. During fiscal 1996, the Company instituted a policy whereby it records a provision of approximately 2% of total revenues for estimated future write-offs of accounts receivable. For fiscal 1997, the Company revised the policy to record a provision of approximately 1% of net part sales.

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

      Net earnings before an extraordinary loss for fiscal 1997 were $2,259,000, or $1.37 per share - basic, compared to a net of $2,286,000, or $15.27 per share - basic, during fiscal 1996. On a diluted basis, earnings per share before an extraordinary item were $1.25 and $12.69 per share during fiscal 1997 and 1996, respectively. Net earnings, after considering an extraordinary loss, were $1,728,493 or $1.05 per share - basic and $.96 per share - diluted for fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

      The Credit Agreement entered into by the Company in connection with the Restructuring provided for a $3 million term loan and up to an $11 million revolving credit facility. During the fourth fiscal quarter of 1997 the Credit Agreement was amended to create a new term loan facility of $3.75 million and
to  increase the revolving credit line  to  $13  million.   During  the  second
quarter of fiscal 1998, the Credit Agreement was amended twice to create two additional term loan facilities in the amounts of $1.5 million and $1.6 million and to add a $1.0 million to the revolving credit line (the Credit Agreement and amendments are collectively referred to as the "Credit Facility"). As of August 12, 1998, the interest rate under the Credit Facility, which fluctuates based on certain financial ratios of the Company, was lender's base rate minus
 .75%. The revolving credit facility matures in October 2001 and the term loans mature between March 2000 and October 2001. The Credit Facility is secured by substantially all of the assets of the Company and availability of amounts for borrowing is subject to certain limitations and restrictions. Such limitations and restrictions are discussed in the Company's Proxy Statement/Prospectus filed with the Securities and Exchange Commission on August 29, 1996.

      Net cash provided by operating activities for the fiscal years ended May 31, 1998 and 1997 amounted to $4.2 million and $582,000, respectively. For fiscal 1998, the primary use of cash from operating activities, excluding the purchase of two aircraft that were subsequently sold during the same fiscal year, was an increase in inventories of $100,000. The primary use of cash in fiscal 1997 from operating activities was an increase in inventories of $2.4 million and a decrease in accounts payable and accrued expenses of $500,000.

      Net cash used for investing activities for the fiscal years ended May 31, 1998 and 1997 amounted to $574,000 and $5.4 million, respectively. For fiscal 1998, the primary use of funds was the purchase of engines held for lease. The Company received proceeds from the sale of an aircraft held for lease of $667,000. For fiscal 1997, the primary use of funds was the purchase of three aircraft, which are on lease to a major cargo carrier. The Company received proceeds of $750,000 from the sale of its headquarters facility in Miami during the fourth quarter of fiscal 1997.

      Net cash used in financing activities for the fiscal year ended May 31, 1998 amounted to $3.6 million. Net of borrowings, the Company repaid $4.0 million under the Company's term loans and revolving line of credit. The Company received $508,000 in proceeds from employees' exercise of stock options. Net cash provided by financing activities for the fiscal year ended May 31, 1997 amounted to $4.4 million. The Company borrowed $6.75 million under term loans. During fiscal 1997, the Company repaid $8.1 million of debt obligations including $7.7 million of Senior Notes pursuant to the
Restructuring. For fiscal 1997, the Company had net borrowings under the Credit Facility of $7.4 million.

      At May 31, 1998, the Company was permitted to borrow up to an additional $6.5 million pursuant to the Credit Facility. The Company believes that its working capital and amounts available under the Credit Facility will be sufficient to meet the requirements of the Company for the foreseeable future.

FLUCTUATIONS IN OPERATING RESULTS

      The Company's operating results, both on an annual and a quarterly basis, are affected by many factors, including the timing of large orders from customers, the timing of expenditures to purchase inventory in anticipation of future sales, the timing of bulk inventory purchases, the mix of available aircraft spare parts contained at any time in the Company's inventory, the timing of aircraft or engine sales or leases, unanticipated aircraft or engine lease terminations, default by any lessees and many other factors largely outside the Company's control. Since the Company typically does not obtain long-term purchase orders or commitments from its customers, it must anticipate the future volume of orders based upon the historic purchasing patterns of its customers and discussions with customers as to their future requirements. Cancellations, reductions or delays in orders by a customer or group of customers could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, due to the value of a single aircraft or engine sale relative to the value of parts typically sold by the Company, any concentration of aircraft or engine sales in a particular quarter may obscure existing or developing trends in the Company's business, financial condition and results of operations.

RECENT ACCOUNTING PRONOUNCEMENTS

      In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 130 (SFAS 130), "Reporting Comprehensive Income," and No. 131 (SFAS 131), "Disclosures About Segments of an Enterprise and Related Information." These statements are effective for fiscal years commencing after December 15, 1997. The Company will be required to comply with the provisions of these statements in fiscal 1999. The Company does not expect these new standards to have a material impact on its consolidated financial statements and/or disclosures.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      Information with respect to this Item is contained in the Company's consolidated financial statements and financial statement schedules indicated in the Index on Page 22 of this Annual Report on Form 10-K and is incorporated herein by reference.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.

                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      The information contained under the heading "Information as to Directors and Executive Officers" in the Company's definitive proxy statement for its annual meeting of stockholders to be held on September 21, 1998 (the "1998 Proxy Statement") is incorporated by reference herein.

ITEM 11.  EXECUTIVE COMPENSATION.

      The information contained under the heading "Executive Compensation" in the 1998 Proxy Statement is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      The  information  contained  under  the headings "Directors and Executive
Officers"  and  "Principal  Stockholders"  in  the   1998  Proxy  Statement  is
incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      The information contained under the heading "Executive Compensation-- Certain Transactions" in the 1998 Proxy Statement is incorporated by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT  SCHEDULES  AND REPORTS ON FORM 8-K.

(a)  FINANCIAL STATEMENTS                                            PAGE OR METHOD OF FILING

(1)   Index to Consolidated Financial Statements                     Page F-1
(2)   Report of Grant Thornton LLP                                   Page F-2
                   (3)  Consolidated Financial Statements and Notes  Page F-3
                   to Consolidated Financial Statements of the
                   Company, including Consolidated Balance Sheets as
                   of May 31, 1998 and 1997 and related Consolidated
                   Statements of Earnings, Consolidated Cash Flows
                   and Consolidated Stockholders' Equity (Deficit)
                   for each of the years in the three-year period
                   ended May 31, 1998

(b)   FINANCIAL STATEMENTS SCHEDULES                                 PAGE OR METHOD OF FILING
                   (1)  Schedule II.  Valuation and Qualifying       Page S-1
                   Accounts


Schedules not listed above and columns within certain Schedules have been omitted because of the absence of conditions under which they are required or because the required material information is included in the Consolidated Financial Statements or Notes to the Consolidated Financial Statements included herein.

(c)   EXHIBITS

               Exhibit
               NUMBER            DESCRIPTION                                       PAGE NUMBER OR METHOD OF FILING
               ------            -----------                                       ----

               2.4               Credit Agreement between BNY Financial            Incorporated by reference to
                                 Corporation and the Registrant, as amended.       Exhibit 2.4 to Amendment No. 2 to
                                                                                   the Company's Registration Statement
                                                                                   on Form S-4 filed on August 29, 1996
                                                                                   (File No. 333-08065).

               3.1               Amended and Restated Certificate of Incorporation Incorporated by reference to Exhibit
                                 of the Registrant.                                3.1 to the Company's Annual Report
                                                                                   on Form 10-K for the fiscal year
                                                                                   ended May 31, 1996 (the "1996
                                                                                   Form 10-K").

               3.2               Restated and Amended Bylaws of the Registrant.    Incorporated by reference to Exhibit
                                                                                   3.2 to the 1996 Form 10-K.

               4.1               Specimen Common Stock Certificate.                Incorporated by reference to Exhibit
                                                                                   4.1 to the 1996 Form 10-K.

               10.1.1            Employment Agreement, dated as of December 1,     Incorporated by reference to Exhibit
                                 1995, between the Registrant and Alexius A. Dyer  10.1.1 to the 1996 Form 10-K
                                 III, as amended on October 3, 1996.

               10.1.2            Employment Agreement dated as of October 3, 1996, Incorporated by reference to
                                 between the Registrant and George Murnane III.    Exhibit 10.1.2 to the Company's
                                                                                   Quarterly Report for the quarter
                                                                                   ended February 28, 1997.

               10.2.1            1996 Long-Term Incentive and Share Award Plan.    Incorporated by reference to
                                                                                   Appendix B to the Proxy
                                                                                   Statement/Prospectus included in the
                                                                                   Company's Registration Statement on
                                                                                   Form S-4 (File No. 333-08065), filed
                                                                                   on July 12, 1996.

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

               10.2.3            Bonus Plan.                                       Incorporated by reference to Exhibit
                                                                                   10.2.4 to the 1992 Form 10-K.

               10.2.4            Cafeteria Plan.                                   Incorporated by reference to Exhibit
                                                                                   10.2.5 of the Company's Annual
                                                                                   Report on Form 10-K for the fiscal
                                                                                   year ended May 31, 1993.

               10.2.5            Form of Option Certificate (Employee Non-         Incorporated by reference to
                                 Qualified Stock Option).                          Exhibit 10.2.5 to the 1996
                                                                                   Form 10-K.

               10.2.6            Form of Option Certificate (Director Non-         Incorporated by reference to
                                 Qualified Stock Option).                          Exhibit 10.2.6 to the 1996
                                                                                   Form 10-K.

               10.2.7            Form of Option Certificate (Incentive Stock       Incorporated by reference to
                                 Option).                                          Exhibit 10.2.7 to the 1996
                                                                                   Form 10-K.

               10.14             Commission Agreement dated December 1, 1995       Incorporated by reference to
                                 between the Registrant and J.M. Associates, Inc.  Exhibit 10.14 to the 1996 Form 10-K.


               10.15             Aircraft Parts Purchase Agreement, dated May 16,  Incorporated by reference to
                                 1996, between Paxford Int'l, Inc. and the         Exhibit 10.15 to the Company's
                                 Registrant.                                       Registration Statement on Form S- 4
                                                                                   (File No. 333-08065) filed on July
                                                                                   12, 1996.

               10.16             Contract for Sale and Purchase dated January 10,  Incorporated by reference to Exhibit
                                 1997 between the Registrant and American          10.16 to the Company's Annual Report
                                 Connector Corporation                             on Form 10-K for the fiscal year
                                                                                   ended May 31, 1997 (the "1997
                                                                                   Form 10-K").


               10.17             Office Lease Agreement dated January 31, 1997     Incorporated by reference to Exhibit
                                 between the Registrant and Globe Corporate        10.17 to the 1997 Form 10-K.
                                 Center, as amended.

               10.18             Lease Agreement dated March 31, 1997 between the  Incorporated by reference to Exhibit
                                 Registrant and Port 95-4, Ltd.                    10.18 to the 1997 Form 10-K.

               11                Statement regarding computation of per share      Filed herewith.
                                 earnings.

               21                Subsidiaries.                                     Filed herewith.

               23                Consent of Grant Thornton LLP to incorporation by Filed herewith.
                                 reference.

               27                Financial Data Schedule.                          Filed herewith.

      (d)   REPORTS ON FORM 8-K.

            The Company did not file a Current Report on Form 8-K during the last quarter of the fiscal year covered by this Annual Report.

                                  SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized this 18th day of August, 1998.


                                 International Airline Support Group, Inc., a Delaware corporation


                                  By:  /S/  A.A. DYER III
                                     --------------------------------------
                                     Alexius A. Dyer III
                                     Chairman of the  Board,  Chief  Executive
                                     Officer and President


       Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

                                  TITLE                                   DATE
SIGNATURE                        ---------------                          ---------------
-------------------

/S/ A.A. DYER III                 Chairman of the Board, Chief Executive  August 18, 1998
Alexius A. Dyer III               Officer and President and Director
                                  (Principal Executive Officer)

/S/ GEORGE MURNANE III            Executive Vice President, Chief         August 18, 1998
George Murnane III                Financial Officer and Director
                                  (Principal Financial Officer)

/S/ JAMES M. ISAACSON             Vice President of Finance, Treasurer    August 18, 1998
James M. Isaacson                 and Secretary  (Principal Accounting
                                  Officer)

/S/ KYLE R. KIRKLAND              Director                                August 18, 1998
Kyle R. Kirkland

/S/ E. JAMES MUELLER              Director                                August 18, 1998
E. James Mueller

                     [THIS PAGE INTENTIONALLY LEFT BLANK]

           INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARY

                         INDEX TO FINANCIAL STATEMENTS


                                                                  PAGE
                                                                  ----
Report of independent certified public accountants                 F-2

Consolidated balance sheets as of May 31, 1998 and 1997            F-3

Consolidated statements of earnings for the years ended
  May 31, 1998, 1997 and 1996                                      F-4

Consolidated statements of stockholders' equity (deficit)
  for the years ended May 31, 1998, 1997 and 1996                  F-5

Consolidated statements of cash flow for the years
  ended May 31, 1998, 1997 and 1996                                F-6

Notes to consolidated financial statements                         F-7

Schedule II - Valuation and qualifying accounts                    S-1

                        REPORT OF INDEPENDENT CERTIFIED
                              PUBLIC ACCOUNTANTS



Board of Directors and Stockholders
International Airline Support Group, Inc.

We have audited the accompanying consolidated balance sheets of International Airline Support Group, Inc. and Subsidiary as of May 31, 1998 and 1997, and the related consolidated statements of earnings, stockholders' equity (deficit) and cash flows for each of the three years in the period ended May 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of International Airline Support Group, Inc. and Subsidiary as of May 31, 1998 and 1997 and the consolidated results of its operations and its consolidated cash flows for each of the three years in the period ended May 31, 1998, in conformity with generally accepted accounting principles.

We have also audited Schedule II of International Airline Support Group, Inc. and Subsidiary for each of the three years in the period ended May 31, 1998. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.




Fort Lauderdale, Florida
July 15, 1998

           INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                             MAY 31, 1998 AND 1997


                                    ASSETS

                                                                  1998        1997
                                                               ---------  ----------
Current assets
  Cash and cash equivalents (Note A)                           $ 438,403    $ 465,725
  Accounts receivable, net of allowance for doubtful accounts
    of approximately $514,000 in 1998 and $610,000 in 1997     1,179,760    1,354,030
  Inventories (Notes A, C and D)                              11,744,924   11,645,284
  Deferred tax benefit - current, net of valuation allowance
    of $0 in 1998 and $772,000 in 1997 (Note F)                1,202,345           -
  Other current assets                                           194,618       98,285
                                                              ----------   ----------
         Total current assets                                 14,760,050   13,563,324

Investments (Note A)                                              92,194           -

Property and equipment (Notes A, D and E)
  Aircraft held for lease                                      7,347,954    6,914,458
  Leasehold improvements                                          65,881       21,567
  Machinery and equipment                                        931,092      908,590
                                                              ----------   ----------
                                                               8,344,927    7,844,615
  Less accumulated depreciation                                1,969,138    1,186,444
                                                              ----------   ----------

         Property and equipment, net                           6,375,789    6,658,171
                                                              ----------   ----------

Other assets
  Deferred debt costs, net (Note A)                              513,222      638,012
  Deferred tax benefit, net of valuation allowance of
    $0 in 1998 and $1,814,000 in 1997 (Note F)                 1,760,565       72,663
  Deposits and other assets                                      134,533      355,000
                                                              ----------   ----------
                                                               2,408,320    1,065,675
                                                              ----------   ----------
                                                            $ 23,636,353 $ 21,287,170
                                                              ==========   ==========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Current maturities of long-term obligations (Note D)       $ 1,351,805  $ 1,542,488
  Accounts payable                                               247,982      645,480
  Accrued liabilities (Note L)                                 2,932,016    2,234,350
                                                              ----------   ----------
         Total current liabilities                             4,531,803    4,422,318

Long-term obligations, less current maturities (Note D)        8,296,063   12,204,583

Commitments and contingencies (Note E)                             -            -

Stockholders' equity (Note G)
  Preferred stock - $.001 par value; authorized 2,000,000
    shares; no shares outstanding in 1998 and 1997,
    respectively                                                   -            -
  Common stock - $.001 par value; authorized 20,000,000
    shares; issued and outstanding  2,562,667 and 2,395,095
    shares in 1998 and 1997, respectively                          2,562        2,395
  Additional paid-in capital                                  13,511,610   13,003,686
  Unrealized loss on equity security                             (22,545)         -
  Accumulated deficit                                         (2,683,140)  (8,345,812)
                                                              ----------   ----------
         Total stockholders' equity                           10,808,487    4,660,269
                                                              ----------   ----------
                                                            $ 23,636,353 $ 21,287,170
                                                              ==========   ==========
</TABLE

The accompanying notes are an intergral part of these statements.

           INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF EARNINGS

                    YEARS ENDED MAY 31, 1998, 1997 AND 1996



                                                      1998        1997         1996
                                                  ----------  -----------  ------------
Revenues
  Net sales                                   $   25,647,782 $ 20,123,196 $  21,410,201
  Lease revenue                                    2,314,830    1,108,702     1,794,768
                                                  ----------  -----------  ------------
         Total revenues                           27,962,612   21,231,898    23,204,969

Cost of sales                                     16,781,517  12,679,915     13,207,671
Selling, general and administrative expenses       5,269,523   3,828,020      3,921,795
Provision for doubtful accounts                       74,648     123,399        464,099
Depreciation                                       1,060,397     791,517        933,976
                                                  ----------  -----------  ------------
         Total operating costs                    23,186,085  17,422,851     18,527,541
                                                  ----------  -----------  ------------

         Income from operations                    4,776,527   3,809,047      4,677,428

Interest expense                                   1,647,770   1,610,590      2,411,469
Interest and other (income) expense                  286,018     (60,632)       (34,058)
                                                  ----------  -----------  ------------

         Earnings before income taxes and
           extraordinary loss                      2,842,739   2,259,089      2,300,017

Provision (Benefit) for income taxes (Note F)     (2,819,933)      -             14,048
                                                  ----------  -----------  ------------

         Earnings before extraordinary loss        5,662,672   2,259,089      2,285,969

Extraordinary loss on debt restructuring (Note B)      -         530,596          -
                                                  ----------  -----------  ------------
         Net earnings                            $ 5,662,672 $ 1,728,493    $ 2,285,969
                                                  ==========  ==========   ============

Per share data:
  Earnings per common share - basic
    before effect of extraordinary item               $ 2.29     $  1.37        $ 15.27
     Extraordinary item                                  -          (.32)           -
                                                  ----------  -----------  ------------
         Net earnings                                 $ 2.29      $ 1.05        $ 15.27
                                                  ==========  ==========   ============
  Weighted average shares outstanding used in
     basic calculation                             2,471,025   1,646,629        149,696
                                                  ==========  ==========   ============

  Earnings per common share - diluted
    before effect of extraordinary item               $ 2.03      $ 1.25        $ 12.69
     Extraordinary item                                  -          (.29)           -
                                                  ----------  -----------  ------------
         Net earnings                                 $ 2.03      $  .96        $ 12.69
                                                  ==========  ==========   ============
  Weighted average shares outstanding used in
     diluted calculation                           2,793,414   1,806,938        242,288
                                                  ==========  ==========   ============

The accompanying notes are an intergral part of these statements.

           INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARY

           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                              Unrealized
                                COMMON STOCK     Additional   Loss on
                              Number of   Par       Paid-In   Equity     Accumulated
                              SHARES     VALUE      CAPITAL   SECURITY     DEFICIT         TOTAL
                             --------- -------    ---------   -------- -------------- -------------
Balance at June 1, 1995      4,041,779 $ 4,042 $  2,654,332 $     -    $ (12,360,274) $ (9,701,900)

Net earnings                     -         -           -          -        2,285,969     2,285,969
                             --------- -------    ---------   -------- -------------- -------------

Balance at May 31, 1996      4,041,779   4,042    2,654,332       -      (10,074,305)   (7,415,931)

1 - for - 27 reverse Stock
  Split (Note B)            (3,892,084) (3,892)        -          -          -              (3,892)

Issuance of Common Stock in
  exchange for extinguishment
  of Subordinated Debentures
  (Note B)                   2,245,400   2,245   11,224,755       -          -          11,227,000

Costs incurred related to
  stock issuance (Note B)        -         -       (875,401)      -          -            (875,401)

Net earnings                     -         -           -          -        1,728,493     1,728,493
                             --------- -------    ---------   -------- -------------- -------------

Balance at May 31, 1997      2,395,095   2,395   13,003,686       -       (8,345,812)    4,660,269

Exercise of stock options      167,572     167      507,924       -          -             508,091

Unrealized loss on equity
  security                       -         -           -       (22,545)      -             (22,545)

Net earnings                     -         -           -          -        5,662,672      5,662,672
                             --------- -------    ---------   -------- -------------- -------------

Balance at May 31, 1998      2,562,667 $ 2,562 $ 13,511,610  $ (22,545) $ (2,683,140)  $ 10,808,487
                             ========= ======= ============  ========== =============  ============














The accompanying notes are an intergral part of this statement.

           INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                    YEARS ENDED MAY 31, 1998, 1997 AND 1996


                                                         1998        1997       1996
                                                     ---------    --------   ---------
Cash flows from operating activities:
  Net earnings                                     $ 5,662,672 $ 1,728,493 $ 2,285,969
  Adjustments to reconcile net earnings to net cash
    provided by operating activities:
     Depreciation and amortization                   1,159,731   1,010,302   1,372,979
     Gain on sale of aircraft held for lease          (267,109)       -       (864,795)
     Loss on restructuring                                -        530,596        -
     (Increase) in deferred tax benefit             (2,890,247)    (66,428)       -
     Decrease in accounts receivable                   374,270     640,461     577,770
     Decrease in notes receivable                         -           -        313,490
     (Increase) in inventories                         (99,640) (2,433,481) (3,030,045)
     (Increase) in other current assets                (95,833)    (29,487)    (37,318)
     Decrease (increase) in other assets               220,467    (303,500)    (51,500)
     Increase (decrease) in accounts payable and
       accrued liabilities                             104,669    (494,754)   1,527,750
                                                     ---------    --------    ---------

         Net cash provided by operating activities   4,168,980     582,202    2,094,300

Cash flows from investing activities:
  Capital expenditures                              (1,126,085) (6,197,955)    (875,281)
  Purchase of investments                             (114,729)       -            -
  Proceeds from sale of aircraft held for lease        667,000        -       1,450,000
  Proceeds from sale of land and building                 -        750,000         -
                                                     ---------    --------    ---------

         Net cash (used in) provided by
                investing activities                  (573,814) (5,447,955)     574,719

Cash flows from financing activities:
  Net borrowings (payments) under line of credit    (2,391,856)  7,397,930         -
  Borrowings under term loans                        3,100,000   6,750,000         -
  Payments under term loans                         (4,807,347)   (403,331)        -
  Proceeds from the exercise of stock options          508,091        -            -
  Increase in deferred restructuring costs                -       (540,641)   (334,860)
  Increase in deferred debt costs                      (31,376)   (675,785)    (50,000)
  Repayments of debt obligations                          -     (8,136,969) (2,192,216)
                                                     ---------    --------    ---------
         Net cash (used in) provided by
                financing activities                (3,622,488)  4,391,204  (2,577,076)
                                                     ---------    --------    ---------
Net increase (decrease) in cash and
                cash equivalents                       (27,322)   (474,549)      91,943

Cash and cash equivalents at beginning of year         465,725     940,274      848,331
                                                     ---------    --------    ---------
Cash and cash equivalents at end of year             $ 438,403   $ 465,725    $ 940,274
                                                     =========   =========    =========
Supplemental disclosures of cash flow
  information (Note I):
  Cash paid during the year for:
     Interest                                      $ 1,505,630 $ 1,321,259  $ 1,206,028
                                                     =========   =========    =========
     Income taxes                                    $ 139,995   $   1,400    $  36,910
                                                     =========   =========    =========


The accompanying notes are an intergral part of these statements.

           INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          MAY 31, 1998, 1997 AND 1996


NOTE A - DESCRIPTION OF COMPANY BUSINESS AND SIGNIFICANT
        ACCOUNTING POLICIES

   International Airline Support Group, Inc. and Subsidiary (the "Company") is primarily engaged in the sale of aircraft, aircraft parts, leasing of aircraft and related services. Since its inception in 1982, the Company has become a primary source of replacement parts for widely operated aircraft models such as the McDonnell Douglas MD-80 and DC-9.

   a) CASH AND CASH EQUIVALENTS

   The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. Included in cash and cash equivalents at May 31, 1998 and May 31, 1997 is $225,496 and $90,564, respectively of restricted cash representing maintenance reserves received on certain aircraft held for lease.

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

   d) DEFERRED DEBT COSTS

   The deferred debt costs relate to the costs associated with obtaining the Senior Secured Revolving Credit Loan Facility and the Senior Secured Term Loans. These costs are being amortized using the interest method over five years, the life of the respective debt issue. Accumulated amortization at May 31, 1998 and 1997, was $238,927 and $87,773, respectively.

   e) EARNINGS PER SHARE

   The Company adopted Financial Accounting Standards No. 128 (FAS 128), "Earnings Per Share" in fiscal 1998. FAS 128 requires dual presentation of basic and diluted earnings per share on the face of the statement of earnings as well as the restatement of prior periods presented.

   Basic net earnings per share equals net earnings divided by the weighted average shares outstanding during the year. The computation of diluted net earnings per share includes dilutive common stock equivalents in the weighted average shares outstanding. The reconciliation between the computations is as follows:

                                   Basic        Basic    Diluted   Diluted
               NET EARNINGS       SHARES         EPS     SHARES      EPS
               ------------      ---------    ------   ---------   -------
      1998     $ 5,662,672       2,471,025    $ 2.29   2,793,414    $ 2.03
      1997     $ 1,728,493       1,646,629    $ 1.05   1,806,938     $ .96
      1996     $ 2,285,969         149,696   $ 15.27     242,288   $ 12.69

                                                                    (continued)

           INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          MAY 31, 1998, 1997 AND 1996

   NOTE A - DESCRIPTION OF COMPANY BUSINESS AND SIGNIFICANT
        ACCOUNTING POLICIES - Continued

   e) EARNINGS PER SHARE - Continued

   Included in diluted shares are common stock equivalents relating to options and convertible debt of 322,389, 160,309, and 92,592 for 1998, 1997 and
   1996, respectively.

   Basic and diluted earnings per share for 1997 are $1.05 and $.96, respectively, after the effect of the extraordinary charge of $530,596 or $.29 per share related to the loss on debt restructuring (Note B).

   f) REVENUE RECOGNITION

   Revenue from the sale of parts is recognized when products are shipped to the customer. Revenue from the sale of aircraft is recognized when the buyer has taken delivery and acceptance of the aircraft. Lease revenue is recognized on an accrual basis, unless collectibility is uncertain.

   g) EMPLOYEE BENEFIT PLAN

   In fiscal 1992, the Company established a contributory 401(K) plan. The plan is a defined contribution plan covering all eligible employees of the Company, to which the Company makes certain discretionary matching contributions based upon the level of its employees' contributions. The amount charged to earnings in fiscal 1998, 1997 and 1996 were insignificant. The Company does not provide any health or other benefits to retirees.

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

   j) MANAGEMENT ESTIMATES

   The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and revenues and expenses during the reporting periods. Actual results could differ from those estimates.

   k) NEW ACCOUNTING PRONOUNCEMENT

   In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 130 (SFAS 130), "Reporting Comprehensive Income," and No. 131 (SFAS 131), "Disclosures About Segments of an Enterprise and Related Information." These statements are effective for fiscal years commencing after December 15, 1997. The Company will be required to comply with the provisions of these statements in fiscal 1999. The Company does not expect these new standards to have a material impact on its consolidated financial statements and/or disclosures.

                                                                    (continued)

           INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          MAY 31, 1998, 1997 AND 1996

   NOTE A - DESCRIPTION OF COMPANY BUSINESS AND SIGNIFICANT
        ACCOUNTING POLICIES - Continued

   l) INVESTMENTS

   Investments at May 31, 1998 represent equity securities, and are classified as available-for-sale as of May 31, 1998. Investments classified as available-for-sale are recorded at fair value and any temporary difference between an investment's costs and its fair value is presented as a separate component of stockholders' equity.

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

NOTE C - INVENTORIES

   Inventories at May 31, 1998 and 1997 consisted of the following:

                                                       1998         1997
                                                    ----------  -----------
      Aircraft parts                              $ 11,294,924 $ 10,758,867
      Aircraft and engine available for sale           450,000      886,417
                                                    ----------  -----------
                                                  $ 11,744,924 $ 11,645,284
                                                    ==========  ===========
NOTE D - LONG-TERM OBLIGATIONS

   Long-term obligations at May 31, 1998 and 1997 consisted of the following:

                                                          1998         1997
                                                    ----------  -----------
      Senior Secured Revolving Credit Loans         $ 5,006,075 $ 7,397,931

      Senior Secured Term Loan - A                    2,081,793   2,766,669

      Senior Secured Term Loan - B                    2,560,000   3,580,000


                                         F-9
                                                                 (continued)

           INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          MAY 31, 1998, 1997 AND 1996


   NOTE D - LONG-TERM OBLIGATIONS - Continued

                                                          1998         1997
                                                     ----------  -----------
      Notes payable due in equal monthly
        installments through October 1997, bearing
        interest at 9.5% to 11.5% collateralized by
        equipment                                    $     -     $     2,471
                                                     ----------  -----------
                                                      9,647,868   13,747,071

      Less:  Current maturities                       1,351,805    1,542,488
                                                     ----------  -----------
                                                    $ 8,296,063 $ 12,204,583
                                                      =========   ==========


   In October 1996 the Company entered into a Credit Agreement with the Bank of New York, which provides for a $3 million term loan (Term Loan-A) and up to an $11 million revolving credit. The Credit Facility is secured by substantially all of the assets of the Company and availability of amounts for borrowing is subject to certain limitations and restrictions. The interest rate on the Credit Facility, which fluctuates based on certain financial ratios of the Company, was the lender's prime rate less .25% at May 31, 1998 (8.25%). The revolving line of credit was increased to $13 million in March 1997. As of May 31, 1998, the available line of credit is approximately $6,500,000. The credit agreement includes certain covenants which provide, among other things, restrictions relating to the maintenance of consolidated net worth and other financial ratios, as well as a restriction on the payment of dividends.

   In March 1997, the Company entered into a Second Term Loan (Term Loan-B) with the Bank of New York under the Credit Facility for an additional $3,750,000. The Term Loan is collateralized by certain aircraft purchased by the Company with the proceeds from the loan.

   During fiscal 1998, the Credit Agreement was amended twice to create two additional term loan facilities in the amounts of $1.5 million and $1.6 million and to add $1 million (for capital expenditures) to the revolving credit line. The two additional term loans were repaid in full in fiscal 1998.

   The scheduled maturities of long-term obligations in each of the next four years until maturity subsequent to May 31, 1998 are as follows: 1999 - $1,351,805, 2000 - $2,256,664, 2001 -$766,660, and 2002 - $5,272,739.

NOTE E - COMMITMENTS AND CONTINGENCIES

   LEASES

   The Company leases warehouse facilities as well as certain equipment under long-term operating lease agreements. Rental expense under these leases for the years ended May 31, 1998, 1997 and 1996 was approximately $280,000, $36,000 and $53,000, respectively. At May 31, 1998, the future minimum payments on non-cancellable operating leases are as follows: 1999 - $286,861, 2000 - $276,500, 2001 -$205,977, and 2002 - $210,961.

   The Company currently leases aircraft and engines to customers under long-term operating lease agreements. In addition to minimum base rentals, the lease agreement requires additional rent based upon aircraft and engine usage. The net investment in aircraft and engines held for or leased to customers was approximately $6,230,200 and $6,124,000 at May 31, 1998 and 1997, respectively. Future minimum rentals at May 31, 1998, under the long-term operating lease agreements is $1,098,878 in 1999.

                                                                    (continued)

           INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          MAY 31, 1998, 1997 AND 1996

   NOTE E - COMMITMENTS AND CONTINGENCIES - Continued

   LITIGATION

   The Company is subject to certain legal proceedings which arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability, if any, is not likely to have a material effect on the financial position of the Company. However, as the outcome of litigation or other legal claims is difficult to predict, significant changes in the estimated exposures could occur.

NOTE F - INCOME TAXES

   The provision (benefit) for income taxes for the years ended May 31, 1998, 1997 and 1996 is as follows:

                                           1998          1997       1996
                                       ------------  ----------- ----------
      Current provision:
        Federal                         $ 69,906       $ 72,663    $ 14,048
        State                               -              -           -
                                       ------------  ----------- ----------
                                          69,906         72,663      14,048
      Deferred provision              (2,889,839)       (72,663)       -
                                       ------------  ----------- ----------
                                    $ (2,819,933)      $   -       $ 14,048
                                       ============  =========== ==========

   The tax effect of the Company's temporary differences and carryforwards is as follows:

                                                          1998        1997
                                                   ----------- -----------
       Deferred tax (benefits) - current:
         Reserve for overhaul costs                 $ (82,000)  $ (103,000)
         Bad debt reserve                            (193,000)    (257,000)
         Inventory capitalization                    (191,000)    (187,000)
         Accrued payroll                             (358,000)    (131,000)
         Accrued vacation                             (15,000)     (15,000)
         Reserve for inventory                       (363,000)     (79,000)
                                                   ----------- -----------
                                                 $ (1,202,000)  $ (772,000)
                                                  ===========   ===========


                                                          1998        1997
                                                   ----------- -----------
       Deferred tax liabilities
         (benefits) - non-current:
         Depreciation and amortization              $ 553,000   $ (647,000)
         Aircraft - capitalized maintenance            36,000       36,000
         Restructuring charges                         (2,000)    (135,000)
         Net operating loss carryforward - federal (1,806,000)    (759,000)
         Net operating loss carryforward - state     (307,000)    (177,000)
         Minimum tax credit - federal                (227,000)    (196,000)
         Other, net                                    (8,000)      (8,000)
                                                   -----------  -----------
                                                 $ (1,761,000) $(1,886,000)
                                                  ===========   ===========


                                         F-11
                                                                    (continued)

           INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          MAY 31, 1998, 1997 AND 1996

   NOTE F - INCOME TAXES - Continued

   The Company recorded a valuation allowance equal to the amount of the deferred tax benefits at May 31, 1997. In fiscal 1998, the Company completely relieved the $2,586,000 valuation allowance and they determined that it was more likely than not that the Company would recognize the deferred tax benefits based on the Company's recent earnings history and management's estimate that future profits will be sufficient to realize these benefits.

   The following table summarizes the differences between the Company's effective tax rate and the statutory federal rate as follows:

                                           1998       1997       1996
                                          -----      ----        ----

      Statutory federal rate               34.0%     34.0%       34.0%
      Tax benefit from net operating
        loss carryforward                (134.2)    (30.7)      (33.4)
      Other                                 1.0      (3.3)         -
                                          -----      ----        ----
      Effective tax rate                  (99.2)%      -%         0.6%
                                         ======      ====        ====


   The Company has net operating loss carryforwards for federal tax purposes of approximately $5.3 million. The net operating losses will expire in years 2010 and 2011. The amount of the prior year net operating loss carryforward was an estimate based on the estimated amount of taxable income generated by the cancellation of indebtedness (COD) incurred in the Company's financial restructuring in fiscal year 1997. Subsequently, it was determined that the COD income was a nominal amount resulting in a larger net operating loss carryforward which had the effect of creating a tax benefit in fiscal 1998 of approximately $1,109,000. The Company also has a federal minimum tax credit carryover of approximately $227,000 which may be utilized in future years to the extent that the regular tax liability exceeds the alternative minimum tax. Certain provisions of the tax law may limit the net operating loss and credit carryforwards available for use in any given year in the event of a significant change in ownership interest.

NOTE G - STOCK OPTIONS

   The Stockholders in October 1989 approved a Stock Option Plan pursuant to which 350,000 shares of the Company's common stock were reserved for the grant of options to employees and directors of the Company or its subsidiaries. The issuance of the options and the form of the options shall be at the discretion of the Company's Compensation Committee. However, upon the completion of the restructuring of the Company's capital in October 1996, the Company terminated this plan and the stockholders concurrently approved a New Stock Option Plan, pursuant to which 598,782 shares of common stock were reserved. In fiscal 1997, options were granted to purchase 598,609 shares of common stock at exercise prices ranging from $2.75 - $3.00 per share and expire 10 years from the date of the grant. In fiscal 1998, the stockholders approved the issuance of an additional 115,000 shares of common stock under this plan. These shares were issued in fiscal 1998 at exercise prices ranging from $4.50 - $6.64 per share and expire 10 years from the date of the grant. Prior to May 31, 1996, the Company accounted for such options under APB Opinion 25 and related Interpretations. Commencing June 1, 1996, the Company accounts for non-qualified options issued to non-employees under SFAS 123, "Accounting for Stock Based Compensation."

   The exercise price of all options granted by the Company in fiscal 1998 and fiscal 1997 equals the market price at the date of the grant. No compensation expense has been recognized.

                                                                    (continued)

           INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          MAY 31, 1998, 1997 AND 1996


   NOTE G - STOCK OPTIONS - Continued

   Had compensation cost for the Stock Option Plan and non-qualified options to employees been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123, the Company's net earnings and earnings per share would have been changed to the pro forma amounts below.

                                           1998         1997       1996
                                       -----------  ----------   ---------
            Net earnings
               As reported             $ 5,662,672 $ 1,728,493 $ 2,285,969
               Pro forma               $ 5,400,656 $ 1,150,122 $ 2,285,969

            Basic earnings per share
               As reported             $      2.29 $      1.05 $     15.27
               Pro forma               $      2.19 $       .70 $     15.27

            Diluted earnings per share
               As reported             $      2.03 $       .96 $     12.69
               Pro forma               $      1.93 $       .63 $      9.43


   The above pro forma disclosures may not be representative of the effects on reported net earnings for future years as certain options vest over several years and the Company may continue to grant options to employees.

   The fair value of each option grant is estimated on the date of grant using the binomial option-pricing model with the following weighted-average assumptions used for grants in fiscal 1998 and fiscal 1997, respectively: dividend yield of 0.0 percent for all years; expected volatility of 40 percent and 30 percent; risk-free interest rates of 6 percent and 6.25 percent; and expected holding periods of 4 years.

   A summary of the status of the Company's fixed stock options as of May 31, 1998 and 1997, and changes during the years ending on those dates is as follows:

                              MAY  31, 1998                   MAY  31, 1997
                              -------------                   -------------
                                Weighted -                      Weighted -
                                Average                         Average
                     SHARES     EXERCISE PRICE        SHARES    EXERCISE PRICE
                   ---------    --------------      ----------  --------------

   Outstanding at
   beginning of year 598,609        $ 2.99            269,500        $  .70
   Granted           137,173          4.82            598,609          2.99
   Exercised        (167,572)         3.03               -
   Expired              -                                -
   Cancelled          (5,000)         3.00           (269,500)          .70
                   ---------                        ----------

   Outstanding at
   end of year       563,210          3.42            598,609          2.99
                   =========                        ==========
   Options
   exercisable at
   end of year       415,012                          392,430
   Weighted-average
   fair value of
   options granted
   during the year  $   1.90                        $     .97


                                            F-13
                                                                    (continued)

           INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          MAY 31, 1998, 1997 AND 1996

   NOTE G - STOCK OPTIONS - Continued

   The following information applies to options outstanding at May 31, 1998:

                        OPTIONS OUTSTANDING             OPTIONS  EXERCISABLE
                        -------------------             --------------------
                             Weighted -
                              Average
                             Remaining    Weighted -              Weighted -
    Ranges of               Contractual    Average                 Average
 EXERCISE PRICES    SHARES     LIFE    EXERCISE PRICE   SHARES  EXERCISE PRICE
 ---------------   -------    -----    --------------  -------- --------------

   $2.75 - $3.00   431,537     8.44       $ 2.99        283,339     $ 2.99
   $4.50 - $5.94   119,673     9.05         4.62        119,673       4.62
   $6.94 - $6.94    12,000     9.79         6.94         12,000       6.94
                   -------                              -------
                   563,210     8.60         3.42        415,012       3.57
                  ========                              =======

NOTE H - SALES TO MAJOR CUSTOMERS/FOREIGN AND DOMESTIC

   The Company sells aircraft and aircraft parts, and leases aircraft to foreign and domestic customers. Most of the Company's sales take place on an unsecured basis, and a majority of the sales are to aircraft operators.

   The information with respect to sales and lease revenue, by geographic area, is presented in the table below for the years ended May 31, 1998, 1997 and 1996.

                                                      (IN THOUSANDS)
                                           1998         1997         1996
                                        --------    --------     --------

            United States               $ 25,419    $ 18,067     $ 19,800
            Africa and Middle East         1,042         402          623
            Europe                           375         319          177
            Latin America                    517         408        2,454
            Canada                            95         133           -
            Asia                             515       1,903          151
                                        --------    --------     --------
                                        $ 27,963    $ 21,232     $ 23,205
                                        ========    ========     ========

   No customer accounted for more than 10% of the Company's sales in fiscal 1998 and 1997. The Company had part sales to a domestic customer which accounted for approximately 21% of net sales in fiscal 1996 and less than 10% of net sales in fiscal 1998 and 1997. No other customer accounted for more than 10% of the Company's sales in fiscal 1996.

           INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          MAY 31, 1998, 1997 AND 1996

   NOTE I - SUPPLEMENTAL CASH FLOW DISCLOSURE

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

   The net change in inventory in fiscal 1998 and 1997, as derived from the change in balance sheet amounts, has been adjusted for the following items:

                                            1998          1997        1996
                                          ------     ---------   ---------
            Net increase in inventory  $  99,640   $ 2,367,969 $ 2,780,045
            Write-down of aircraft          -             -        250,000
            Transfer of aircraft from
              inventory to held for lease   -          303,064        -
            Exchange of aircraft held
              for lease for inventory       -         (237,552)       -
                                          ------     ---------   ---------

            Cash flow impact from
              change in inventory      $  99,640   $ 2,433,481 $ 3,030,045
                                       =========   =========== ===========

NOTE J - RELATED PARTY TRANSACTIONS

   Under a commission agreement entered into with the Company in 1994, a director is entitled to 3-4% of revenues generated from sales to customers brought in by the director. The Company paid commissions of approximately $96,000, $6,000 and $85,000 for the years ended May 31, 1998, 1997 and 1996.

   In connection with obtaining the Credit Agreement with the Bank of New York, the Company agreed to pay the placement agent a $250,000 placement fee. A director of the Company was a principal of the placement agent. In fiscal 1997, the Company paid the placement agent $200,000 of this fee, and the remaining $50,000 was paid in fiscal 1998. In addition, during fiscal 1998 the Company paid this director $86,000 for services rendered to the Company in connection with identification and evaluation of acquisition opportunities.

NOTE K - FOURTH QUARTER ADJUSTMENTS

   In fiscal 1998, the Company recorded a fourth quarter tax benefit of approximately $1,100,000 as a result of adjusting the Company's estimated deferred tax assets.

   In fiscal 1997, the Company recorded a fourth quarter tax benefit of approximately $102,000 as a result of adjusting the estimated effective tax rate used during the year.

                                                                    (continued)

          INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          MAY 31, 1998, 1997 AND 1996

   NOTE K - FOURTH QUARTER ADJUSTMENTS - Continued

   In fiscal 1996, the Company recorded a fourth quarter adjustment in the amount of approximately $385,000 which related to capitalizing the costs incurred as a result of the planned restructuring (see Note B). Approximately $306,000 of these costs were expensed in the first three quarters of fiscal 1996.

NOTE L - ACCRUED LIABILITIES

   Accrued liabilities consist of the following items:

                                                     1998          1997
                                                ---------     ---------
            Customer deposits                   $ 110,902     $ 361,153
            Accrued repair costs                  582,319       507,161
            Accrued legal costs                   209,550        10,000
            Accrued interest                           -          9,014
            Accrued payroll                     1,019,883       559,270
            Accrued property taxes                 13,270        28,695
            Accrued commissions                        -        167,741
            Accrued offering expenses             129,032          -
            Reserve for repair of leased aircraft 698,818       579,143
            Other                                 168,242        12,173
                                                ---------     ---------
                                              $ 2,932,016   $ 2,234,350
                                                =========     =========

NOTE M - EMPLOYMENT AGREEMENTS

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

           INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARY

                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS

                    YEARS ENDED MAY 31, 1996, 1997 AND 1998


            COLUMN A                                 COLUMN B          COLUMN C             COLUMN D    COLUMN E
          ------------                              ---------   --------------------       ----------  ----------
                                                                      ADDITIONS
                                                                --------------------

                                                    Balance at  Charged to  Charged                    Balance at
                                                    Beginning   Costs and   to Other                   End of
           DESCRIPTION                              OF PERIOD    EXPENSES   ACCOUNTS       DEDUCTIONS  PERIOD
          ------------                              ---------   ---------   --------       ----------  ----------

YEAR ENDED MAY 31, 1996
-----------------------
                                                    <C<
   Reserves deducted from assets to which they apply:
     Allowance for possible losses on
       accounts receivable                          $ 619,185   $ 482,375   $   -        $ 366,874(a) $ 734,686
                                                     ========    ========    =========    ==========   ========
YEAR ENDED MAY 31, 1997
-----------------------

   Reserves deducted from assets to which they apply:
     Allowance for possible losses on
       accounts receivable                          $ 734,686   $ 123,375   $   -        $ 247,585(a) $ 610,476
                                                     ========    ========    =========    ==========   ========

YEAR ENDED MAY 31, 1998
-----------------------

   Reserves deducted from assets to which they apply:
     Allowance for possible losses on
       accounts receivable                          $ 610,476    $ 74,648   $   -        $ 171,124(a) $ 514,000
                                                     ========    ========    =========    ==========   ========


(a)  Write-off of accounts receivable against the reserve.