Form 10-Q
period 1998-08-31
INTERNATIONAL AIRLINE SUPPORT GROUP INC
filed 1998-10-15
CIK 859307

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                         FORM 10-Q

(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended August 31, 1998  or

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ________________ to __________________.
Commission file number 0-18352
                       -------

               INTERNATIONAL AIRLINE SUPPORT GROUP, INC.

             DELAWARE                                 59-2223025
      ------------------------------      --------------------------------
     (State or other jurisdiction of      (IRS Employer Identification No.)
     incorporation or organization)

      1954 AIRPORT ROAD, SUITE 200, ATLANTA, GA             30341
     ------------------------------------------           ---------
   (Address  of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code: (770)  455-7575

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

  YES    X    NO
       ----       ----

APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     The number of shares of the Company's common stock outstanding as of October 15, 1998 was 2,569,167.

                                                                    FORM 10-Q
         INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARY

                                    INDEX
                                                                      PAGE NO.
                                                                     --------
Part I   FINANCIAL INFORMATION
         Item  1.    Financial  Statements

         Condensed Consolidated Balance Sheets                               3
          May 31, 1997 and August 31, 1998

         Condensed Consolidated Statements of Earnings                       4
           Three Months Ended August 31, 1997 and August 1998

         Condensed Consolidated Statements of Cash Flows                     5
           Three  Months  Ended  August  31,  1997 and August 31, 1998

         Notes to Condensed Consolidated Financial Statements                6

         Item 2.   Management's Discussion and Analysis
           of Financial Condition and Results of Operations                  8

Part II  OTHER INFORMATION

         Item 1.   Legal Proceedings                                        12

         Item 6.   Exhibits and Reports on Form 8-K                         12

                                                                      FORM 10-Q
           INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                        August 31,
                                                          May 31,         1998
                                                          1998*        (UNAUDITED)
                                                       ----------      ----------
Current assets
  Cash and cash equivalents                            $  438,403       $ 347,584
  Accounts receivable, net of allowance for doubtful
    accounts of approximately $514,000 at May 31, 1998
    and $554,000 at August 31, 1998                     1,179,760       1,947,828
  Inventories                                          11,744,924      13,779,519
  Deferred tax benefit - current                        1,202,345       1,202,345
  Other current assets                                    194,618         722,984
                                                       ----------      ----------
         Total current assets                          14,760,050      18,000,260

Investments                                                92,194          81,950

Property and equipment
  Aircraft and engines held for lease                   7,347,954       7,170,854
  Leasehold improvements                                   65,881          63,435
  Machinery and equipment                                 931,092         939,218
                                                       ----------      ----------
                                                        8,344,927       8,173,507
  Accumulated depreciation                              1,969,138       2,178,688
                                                       ----------      ----------
     Property and equipment, net                        6,375,789       5,994,819

Other assets
  Deferred debt costs, net                                513,222         563,993
  Deferred tax benefit                                  1,760,565       1,489,839
  Deposits and other assets                               134,533       1,079,769
                                                       ----------      ----------
     Total other assets                                 2,408,320       3,133,601
                                                       ----------      ----------
                                                     $ 23,636,353    $ 27,210,630
                                                       ==========      ==========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Current maturities of long-term obligations         $ 1,351,805    $  1,621,668
  Accounts payable                                        247,982         787,834
  Accrued expenses                                      2,932,016       1,962,361
                                                       ----------      ----------
         Total current liabilities                      4,531,803       4,371,863

Long-term obligations, less current maturities          8,296,063      11,582,062

Commitments and contingencies

Stockholders' equity
  Preferred stock - $.001 par value; authorized
    2,000,000 shares; 0 shares outstanding at
    May 31, 1998 and August 31, 1998.                        -               -
  Common stock - $.001 par value; authorized
    20,000,000 shares; issued and outstanding
    2,562,667 shares at May 31, 1998 and
    2,569,167 shares at August 31, 1998.                    2,562           2,569
  Additional paid-in capital                           13,511,610      13,528,354
  Unrealized loss on equity security                      (22,545)        (32,789)
  Accumulated deficit                                  (2,683,140)     (2,241,429)
                                                       ----------      ----------
         Total stockholders' equity                    10,808,487      11,256,705
                                                       ----------      ----------
                                                     $ 23,636,353    $ 27,210,630
                                                       ==========      ==========

*Condensed from audited Financial Statements

The accompanying notes are an intergral part of these financial statements.

                                                                      FORM 10-Q

           INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF EARNINGS
                                  (UNAUDITED)

                                                       Three Months Ended
                                                    August 31,      August 31,
                                                      1997            1998
                                                 ----------     -----------
Revenues
  Net sales                                    $  4,940,969     $ 4,788,384
  Lease and service revenue                         626,057         786,562
                                                 ----------     -----------
         Total revenues                           5,567,026       5,574,946

Cost of sales                                     3,140,020       3,256,923
Selling, general and administrative expenses      1,036,448       1,003,139
Provision (recovery) for doubtful accounts          (47,529)         39,745
Depreciation and amortization                       253,744         257,830
                                                 ----------     -----------
         Total operating costs                    4,382,683       4,557,637
                                                 ----------     -----------
         Earnings from operations                 1,184,343       1,017,309

Interest expense                                    413,300         310,489
Interest and other income                            (1,695)         (5,617)
                                                 ----------     -----------
         Earnings before income taxes               772,738         712,437

Provision for (benefit from) income taxes - current    -               -
Provision for (benefit from) income
 taxes - deferred                                  (212,499)        270,726
                                                 ----------     -----------

         Net earnings                             $ 985,237       $ 441,711
                                                 ==========     ===========

Per share data:

  Earnings per share available for
    common stockholders - Basic                   $    0.41       $   0.17

  Weighted average number of common
    Stock outstanding - Basic                     2,405,361      2,563,874
                                                 ==========     ===========
  Earnings per share available for
    common stockholders - Diluted                 $    0.36      $    0.16

  Weighted average number of common
    Stock outstanding - Diluted                   2,759,800      2,820,264
                                                 ==========     ===========

The accompanying notes are an intergral part of these financial statements.

                                                                      FORM 10-Q

           INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                         Three months ended
                                                    August 31,        August 31,
                                                       1997             1998
                                                   ---------         ---------
Cash flows from operating activities:
  Net earnings                                     $ 985,237         $ 441,711
  Adjustments to reconcile net earnings to net cash
    provided by (used in) operating activities:
     Depreciation and amortization                   253,404           257,830
     Provision (recovery) for doubtful accounts      (47,529)           39,745
     (Increase) decrease in inventory              1,048,533        (2,034,595)
     Changes in other assets and liabilities      (1,191,598)       (1,570,591)
                                                   ---------         ---------

         Total adjustments                            62,810        (3,307,611)

         Net cash provided by (used in)
          operating activities                     1,048,047        (2,865,900)

Cash flows from investing activities:
  Capital equipment additions                       (46,146)           (33,031)
  Proceeds from sale of engine held for lease          -               265,000
  Deposit on investment in joint venture (note 6)      -            (1,000,000)
                                                   ---------         ---------

         Net cash used in investing activities      (46,146)          (768,031)

Cash flows from financing activities:
  Net (decrease) increase in debt obligations    (1,382,661)         3,555,862
  Issuance of common stock                          134,250             14,250
                                                   ---------         ---------

         Net cash provided by (used in)
          financing activities                   (1,248,411)         3,570,112
                                                   ---------         ---------

Net decrease in cash                               (246,510)           (63,819)
Cash and cash equivalents at beginning of period    465,725            438,403
                                                   ---------         ---------

Cash and cash equivalents at end of period        $ 219,215         $  374,584
                                                   ========            =======


The accompanying notes are an integral part of these condensed financial statements.

      INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARY

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)

1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain adjustments (consisting only of normal and recurring adjustments) necessary to present fairly International Airline Support Group, Inc. and Subsidiary's condensed consolidated balance sheets as of May 31, 1998 and August 31, 1998, the condensed consolidated statements of earnings for the three months ended August 31, 1997 and August 31, 1998, and the condensed consolidated statements of cash flows for the three months ended August 31, 1997 and August 31, 1998.

     The accounting policies followed by the Company are described in the May 31, 1998 financial statements.

     The results of operations for the three months ended August 31, 1998 are not necessarily indicative of the results to be expected for the full year.

2.    Inventories consisted of the following:

                                    MAY 31,1998   AUGUST 31,1998
                                    -----------   --------------
      Aircraft parts                $11,294,924      $10,659,519
      Aircraft and Engines
         available for sale             450,000        3,120,000
                                    -----------      -----------
                                    $11,744,924      $13,779,519
                                    ===========      ===========

3.    Earnings Per Share:

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

 Financial Accounting Standards Board (FASB) Statement 128 "Earnings Per Share" was adopted by the Company on January 1, 1998 and requires the dual presentation of basic and diluted earnings per share on the face of the statement of earnings. The reconciliation between the computation is as follows:

   Three Months
   Ended        Net         Basic    Basic      Diluted   Diluted
   AUGUST 31,   EARNINGS    SHARES   EPS        SHARES    EPS
   ----------   ---------  --------- -----     ---------  -----
   1997         $ 985,237  2,405,361 $0.41     2,759,800  $0.36
   1998         $ 441,711  2,563,874 $0.17     2,820,264  $0.16

   Included in diluted shares are common stock equivalents relating to stock options of 256,390 and 354,439 for the three months ended August 31, 1998 and 1997, respectively.

      INTERNATIONAL AIRLINE SUPPORT GROUP, INC.  AND SUBSIDIARY

          NOTES  TO  CONDENSED  CONSOLIDATED   FINANCIAL  STATEMENTS
                              (Unaudited)


 4.  Credit Facility

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


 5.  Supplemental Cash Flow Disclosures:

          Cash payments for interest were $413,000 and $310,000 for the three months ended August 31, 1997 and August 31, 1998, respectively. Cash and cash equivalents include $224,544 of restricted cash at August 31, 1998. Restricted cash includes customer receipts deposited into the Company's lockbox account, which are applied the next business day against the outstanding amount of the Credit Facility, and customer deposits on aircraft and engines leases.

1.   Joint Venture

          As of August 31, 1998, the Company had a deposit of $1,000,000 relating to a planned 50% investment in a joint venture. On September 16, 1998, the Company entered into this joint venture for the acquisition of 20 DC-9-41H aircraft from Scandinavian Airlines System ("SAS"). The aircraft have been leased back to SAS and the leases have an average term of 39 months. The Company's investment in the joint venture is approximately $2 million. The Company's joint venture partner is AirCorp, Inc., a privately held company. The aircraft were financed through the joint venture, utilizing non-recourse debt to the partners. The joint venture will be accounted for under the equity method and the leases will be treated as operating leases.

      INTERNATIONAL AIRLINE SUPPORT GROUP, INC.  AND SUBSIDIARY


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATION

    The following is management's discussion and analysis of certain significant factors which have affected the Company's operating results and financial position during the periods included in the accompanying condensed consolidated financial statements.

RESULTS OF OPERATIONS:


REVENUES

    Total revenue during the three months ended August 31, 1998 remained unchanged compared to August 31, 1997 at $5.6 million. Net sales for the three months ended August 31, 1998 were $4.8 million compared to $4.9 million for the three months ended August 31, 1997. Net sales include parts sales as well as aircraft and engine sales. Aircraft and engine sales are unpredictable transactions and may fluctuate significantly from year to year, dependent, in part, upon the Company's ability to purchase an aircraft or engine at an attractive price and resell it within a relatively brief period of time, as well as the overall market for used aircraft or engines. Lease and service revenue increased to $787,000 during the three months ended August 31, 1998 compared to $626,000 during the three months ended August 31, 1997, primarily due to an increase in service revenue which was partially offset by a decrease in lease revenue.


COST OF SALES

     Cost of sales increased from $3.1 million during the three months ended August 31, 1997 to $3.3 million during the three months ended August 31, 1998. As a percentage of total revenues, cost of sales for the three months ended August 31, 1998 was 58% compared to 56% for the three months ended August 31, 1997. This increase was due primarily to a higher cost of sales for engines during the three months ended August 31, 1998.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses was $1.0 million for the three months ended August 31, 1998 and August 31, 1997.


PROVISION FOR (RECOVERY OF) DOUBTFUL ACCOUNTS

    For the three months ended August 31, 1998, the Company recorded a provision for doubtful accounts of $39,745 compared to a credit to the provision for doubtful accounts of $47,529 for the three months ended August 31, 1997. This increase in expense was primarily related to the recovery of a certain doubtful account during the first quarter of fiscal 1998 that had previously been written off and was in excess of the amount otherwise provisioned.

     INTERNATIONAL AIRLINE SUPPORT GROUP, INC.  AND SUBSIDIARY


DEPRECIATION AND AMORTIZATION

     Depreciation and amortization increased from $254,000 for the three months ended August 31, 1997 to $258,000 for the three months ended August 31, 1998.


INTEREST EXPENSE

     Interest expense for the three months ended August 31, 1997 was $413,000 compared to $310,000 for the three months ended August 31, 1998. This decrease in interest expense was due to a reduction in the interest rate assessed to the Company (see Liquidity and Capital Resources) and a lower average of total debt outstanding during this period.


INCOME TAXES

     Income taxes have been provided at the Company's estimated effective tax rate of approximately 38% for fiscal 1999. In the prior year, the Company recognized deferred tax benefits as the realization of such benefits was determined to be more likely than not because of the Company's consistent profitability. The realization of the tax benefits was accomplished through a reduction in the valuation allowance that had been previously established against the Company's deferred tax assets.


NET EARNINGS

     Net earnings decreased from $985,000 for the first quarter of fiscal 1998 to $442,000 for the first quarter of fiscal 1999, primarily due to last year's benefit from income taxes of $212,000 compared to a provision for income taxes in fiscal 1999 of $271,000. Income before taxes decreased from $773,000 to $712,000. Earnings for the first quarter of fiscal 1999 were $0.16 per share - diluted, based on 2,820,264 weighted average shares outstanding, compared to earnings for the first quarter of fiscal 1998 of $0.36 per share - diluted, based on 2,759,800 weighted average shares outstanding. On a pro forma basis, adjusted as if the Company had been a full taxpayer in fiscal 1998, earnings per share - diluted for the first quarter of fiscal 1998 would have been $0.17.

     INTERNATIONAL AIRLINE SUPPORT GROUP, INC.  AND SUBSIDIARY

LIQUIDITY AND CAPITAL RESOURCES

     The Credit Agreement originally entered into by the Company in October of 1996 provided for a $3 million term loan and up to an $11 million revolving credit. The Credit Agreement has been amended to create new term loan facilities totaling $6.85 million (collectively referred to as the "Credit Facility") and to increase the revolving credit to $14 million. The revolving credit facility matures in October 2001 and the term loans mature between March 2000 and October 2001. The interest rate that the Company is assessed is subject to fluctuation and may change based upon certain financial covenants. As of October 15, 1998, the interest rate under the Credit Facility was the lender's base rate minus 0.25% (8.00%). The Credit Facility is secured by substantially all of the assets of the Company and availability of amounts for borrowing is subject to certain limitations and restrictions. Such limitations and restrictions are discussed in the Company's Proxy Statement/Prospectus filed with the Securities and Exchange Commission on August 29, 1996. The Company's lender has approved a waiver granting permission for the Company to enter into the joint venture as described in note 6 and repurchase up to $1,000,000 of its common stock.

     Net cash provided by (used in) operating activities for the three months ended August 31, 1998 and August 31, 1997 were ($3,246,000) and $63,000, respectively. The cash used in operating activities for the three months ended August 31, 1998 was due primarily to an increase in inventories of $2.0 million, an increase in accounts receivables and a decrease in accounts payables. The cash provided by operating activities for three months ended August 31, 1997 was due, in part, to a decrease in inventory of $1,049,000.

     Net cash used for investing activities for the three months ended August 31, 1998 amounted to $768,031 compared to $46,146 for the three months ended August 31, 1997. The net cash used for investing activities for the three months ended August 31, 1998 was primarily the result of a deposit on an investment in a joint venture that closed subsequent to the end of the quarter offset by the proceeds from the sale of an engine that had been held for lease.

     Net cash provided by (used in) financing activities for three months ended August 31, 1998 amounted to $3,570,000 compared to ($1,248,000) for the three months ended August 31, 1997. The net cash provided by financing activities for the three months ended August 31, 1998 was primarily the result of a net increase in debt obligations of $3.6 million dollars. For the three months ended August 31, 1997, the net cash used in financing activities resulted primarily from a decrease in debt obligations of $1,383,000.

    At August 31, 1998, the Company was permitted to borrow up to an additional $3.9 million pursuant to the revolving credit facility. The Company believes that amounts available to be borrowed pursuant to the Credit Agreement and its working capital will be sufficient to meet the requirements of the Company's business for the foreseeable future. The Company had no material commitments for capital expenditures as of August 31, 1998.

     INTERNATIONAL AIRLINE SUPPORT GROUP, INC.  AND SUBSIDIARY

          As of August 31, 1998, the Company had a deposit of $1,000,000 relating to a planned 50% investment in a joint venture. On September 16, 1998, the Company entered into this joint venture for the acquisition of 20 DC-9-41H aircraft from Scandinavian Airlines System ("SAS"). The Company's investment in the joint venture is approximately $2 million and was financed through additional bank borrowings under the Company's Credit Facility and the application of the Company's portion of the first month's rental income. The aircraft were financed through the joint venture, utilizing non-recourse debt to the partners.

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1997, the FASB issued Statement of Financial Accounting Standard No. 130 (SFAS 130), "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting and display of comprehensive income and its components in financial statements. Differences between net earnings and comprehensive earnings for the three months ended August 31, 1998 and 1997 were insignificant and, therefore, have not been separately disclosed.

YEAR 2000 ISSUES

    The Company has conducted a preliminary Year 2000 compliance review of its major software and computer systems. At this time, the Company believes that its existing systems are Year 2000 compliant. While the Company is aggressively addressing the Year 2000 issue internally, the compliance of third parties with which the Company has material relationships is presently unknown and the failure of third parties to be compliant could potentially have an adverse effect on the Company's operations. As any Year 2000 compliance failure risk is specifically identified, appropriate action will be taken to develop alternative contingency plans.


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

INTERNATIONAL AIRLINE SUPPORT GROUP, INC.  AND SUBSIDIARY


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

             3.2                Restated and Amended Bylaws of        Incorporated by
                                the Registrant, as amended.           reference to Exhibit
                                                                      3.2 to the 1996 Form
                                                                      10-K.

             4.1                Specimen Common Stock Certificate     Incorporated by
                                                                      reference to Exhibit
                                                                      4.1 to the 1996 Form
                                                                      10-K.

             10.1.1             Employment Agreement, dated as of     Incorporated by
                                December 1, 1995, between the         reference to Exhibit
                                Registrant and Alexius A. Dyer        10.1.1 to the to
                                III, as amended on October 3,         Amendment No. 2 to the
                                1996.                                 Company's Registration
                                                                      Statement on Form S-4
                                                                      filed August 29, 1996
                                                                      (File No. 333-08065).

             10.1.2             Employment Agreement, dated as of     Incorporated by
                                October 3, 1996, between the          reference to Exhibit
                                Registrant and George Murnane         10.1.2 to the Company's
                                III.                                  Quarterly Report for
                                                                      the quarter ended
                                                                      February 28, 1997.

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

             27                 Financial Data Schedule               Page No. 17

          (b) REPORTS ON FORM 8-K

          None

   INTERNATIONAL AIRLINE SUPPORT GROUP, INC.  AND SUBSIDIARY

                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL AIRLINE SUPPORT GROUP, INC.
            (Registrant)





/S/GEORGE MURNANE III                        OCTOBER 15, 1998
----------------------------                 ----------------
George Murnane III                           Date
Executive Vice President and
Chief Financial Officer