Form 10-Q
period 1998-11-30
INTERNATIONAL AIRLINE SUPPORT GROUP INC
filed 1998-12-28
CIK 859307

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549
                              FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended November 30, 1998 or

[   ]   TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ________________ to __________________.

Commission file number               0-18352
                                    --------
               INTERNATIONAL   AIRLINE   SUPPORT   GROUP,   INC.
               -------------------------------------------------


           DELAWARE                             59-2223025
   -------------------------------    -------------------------------
   (State or other jurisdiction of   (IRS Employer Identification No.)
    incorporation or organization)


1954 AIRPORT ROAD, SUITE 200, ATLANTA, GA                    30341
---------------------------------------------             -----------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code: (770) 455-7575
                                                    ---------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES    X    NO
      ---      ----

APPLICABLE ONLY TO CORPORATE ISSUERS:

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
The number of shares of the Company's common stock outstanding as of December 24, 1998 was 2,569,167.

INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES

INDEX
                                                                       PAGE NO.
Part I    FINANCIAL INFORMATION

          Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets as of                      3
            May 31, 1998 and November 30, 1998

          Condensed Consolidated Statements of Earnings                    4
            for the Three Months and Six Months
            Ended November 30,1997 and 1998

          Condensed Consolidated Statements of Cash Flows                  5
            for the Six Months Ended November 30, 1997 and 1998

          Notes to Condensed Consolidated Financial                        6
            Statements

          Item 2.   Management's Discussion and  Analysis
            of Results of Operations and Financial Condition               9

Part II OTHER INFORMATION

          Item 1.   Legal Proceedings                                     16

          Item 6.   Exhibits and Reports on Form 8-K                      16

                                                                      FORM 10-Q
          INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                      November 30,
                                                         May 31,          1998
                                                          1998*       (UNAUDITED)
                                                       ----------     -----------
Current assets
  Cash and cash equivalents                            $  438,403       $ 603,676
  Accounts receivable, net of allowance for doubtful
    accounts of approximately $514,000 at May 31, 1998
    and $598,000 at November 30, 1998                   1,179,760       3,309,822
  Inventories                                          11,744,924      11,833,804
  Deferred tax benefit - current                        1,202,345       1,202,345
  Other current assets                                    194,618         407,970
                                                       ----------      ----------
         Total current assets                          14,760,050      17,357,617

Investments                                                92,194           -

Property and equipment
  Aircraft and engines held for lease                   7,347,954       9,250,854
  Leasehold improvements                                   65,881          82,910
  Machinery and equipment                                 931,092         955,560
                                                       ----------      ----------
                                                        8,344,927      10,289,324
  Accumulated depreciation                              1,969,138       2,515,869
                                                       ----------      ----------
     Property and equipment, net                        6,375,789       7,773,455

Other assets
  Investment in unconsolidated joint venture                 -          1,863,106
  Deferred debt costs, net                                513,222         518,765
  Deferred tax benefit                                  1,760,565       1,159,296
  Deposits and other assets                               134,533          43,674
                                                       ----------      ----------
     Total other assets                                 2,408,320       3,584,841
                                                     ------------    ------------
                                                     $ 23,636,353    $ 28,715,913
                                                     ============    ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Current maturities of long-term obligations         $ 1,351,805     $ 2,641,495
  Accounts payable                                        247,982       1,453,696
  Accrued expenses                                      2,932,016       1,967,045
                                                       ----------      ----------
         Total current liabilities                      4,531,803       6,062,236

Long-term obligations, less current maturities          8,296,063      10,815,879

Commitments and contingencies

Stockholders' equity
  Preferred stock - $.001 par value;
  authorized 2,000,000 shares;
  0 shares outstanding at May 31, 1998 and
  November 30, 1998.                                         -              -
Common stock - $.001 par value; authorized
  20,000,000 shares; issued and outstanding
  2,562,667 shares at May 31, 1998 and
  2,569,167 shares at November 30, 1998.                    2,562          2,569
  Additional paid-in capital                           13,511,610     13,534,853
  Unrealized loss on equity security                      (22,545)         -
  Accumulated deficit                                  (2,683,140)    (1,699,624)
                                                       ----------      ----------
         Total stockholders' equity                    10,808,487     11,837,798
                                                       ----------      ----------
                                                     $ 23,636,353   $ 28,715,913
                                                     ============    ============

*Condensed from audited Financial Statements

The accompanying notes are an intergral part of these condensed financial statements

                                                                      FORM 10-Q

          INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                  (UNAUDITED)

                                           Three Months Ended     Six Months Ended
                                              November 30,           November 30,
                                         1997        1998        1997        1998
                                     ----------   ---------   ----------  ----------
Revenues
  Net sales                       $   5,491,639 $ 5,041,727 $ 10,432,609  $9,830,111
  Lease and service revenue             600,621     794,236    1,226,678   1,580,798
                                     ----------   ---------   ----------  ----------
         Total revenues               6,092,260   5,835,963   11,659,287  11,410,909

Cost of sales                         3,571,232   3,501,982    6,711,252   6,758,905
Selling, general and administrative
 expenses                             1,088,037   1,117,854    2,076,956   2,160,738
Depreciation and amortization           266,569     337,842      520,313     595,672
                                     ----------   ---------   ----------  ----------
         Total operating costs        4,925,838   4,957,678    9,308,521   9,515,315
Equity in net earnings of
  unconsolidated joint venture            -         348,106         -        348,106
                                     ----------   ---------   ----------  ----------
         Earnings from operations     1,166,422   1,226,391    2,350,766   2,243,700

Interest expense                        477,781     341,539      891,080     652,028
Interest income and other (income)
  expenses                              (11,312)     15,003      (13,006)      9,387
                                     ----------   ---------   ----------  ----------
         Earnings before income taxes   699,953     869,849    1,472,692   1,582,285

Provision for (benefit from) income
  taxes                                (212,500)    330,541     (424,999)    601,267
                                     ----------   ---------   ----------  ----------
         Net earnings                 $ 912,453   $ 539,308  $ 1,897,691   $ 981,018
                                     ==========   =========   ==========  ==========

Per share data:
  Earnings per share available for
    common stockholders - basic       $    0.37   $    0.21     $   0.78   $    0.38

  Weighted average number of common
    stock outstanding - basic         2,456,555   2,569,167    2,430,958   2,566,520
                                     ==========   =========   ==========  ==========
  Earnings per share available for
    common stockholders - diluted     $    0.33   $    0.20     $   0.70   $    0.35

  Weighted average number of common
    stock outstanding - diluted       2,782,475   2,723,198    2,723,807   2,779,285
                                     ==========   =========   ==========  ==========


The accompanying notes are an intergral part of these condensed financial statements

                                                                      FORM 10-Q

          INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                        Six Months ended
                                                            November 30,
                                                       1997            1998
                                                    ----------       ---------

Cash flows from operating activities:
  Net earnings                                   $ 1,897,693         $ 981,018
  Adjustments to reconcile net earnings to net
    cash provided by (used in) operating
    activities:
     Depreciation and amortization                   520,313           595,672
     Loss on sale of investment                         -               20,074
     Undistributed equity in earnings of
      joint venture                                     -             (348,106)
     Provision for income taxes - deferred              -              330,541
     Changes in assets and liabilities            (3,648,742)       (1,834,010)
                                                   ----------        ---------

         Total adjustments                        (3,128,429)       (1,235,829)

         Net cash provided by (used in)
          operating activities                    (1,230,736)         (254,811)

Cash flows from investing activities:
  Capital equipment additions                        (33,958)          (43,421)
  Investment in unconsolidated joint venture             -          (1,514,000)
  Proceeds from sale of investment                       -              94,665
  Additions to aircraft and engines held for
   lease, net                                       (648,496)       (1,949,917)
                                                 -----------         ---------

         Net cash used in investing activities     (682,454)        (3,412,673)

Cash flows from financing activities:
  Net increase in debt obligations                 1,645,901         3,809,507
  Proceeds from exercise of employee stock options   201,125            23,250
  Payment of offering costs                         (38,311)              -
                                                 -----------         ----------

         Net cash provided by (used in)
         financing activities                     1,808,715          3,832,757
                                                 -----------         ----------

Net (decrease) increase in cash                    (104,475)           165,273
Cash and cash equivalents at beginning of period    465,725            438,403
                                                 -----------         ----------

Cash and cash equivalents at end of period        $ 361,250          $ 603,676
                                                 ===========         ==========

The accompanying notes are an intergral part of these condensed financial statements

      INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)


1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain adjustments (consisting only of normal and recurring adjustments) necessary to present fairly International Airline Support Group, Inc. and Subsidiary's condensed consolidated balance sheets as of May 31, 1998 and November 30, 1998, the condensed consolidated statements of earnings for the three and six months ended November 30, 1997 and 1998, and the condensed consolidated statements of cash flows for the six months ended November 30, 1997 and 1998.

     The accounting policies followed by the Company are described in the May 31, 1998 financial statements.

     The results of operations for the three and six months ended November 30, 1998 are not necessarily indicative of the results to be expected for the full year.


2.        Inventories consisted of the following:

                                    MAY 31, 1998  NOVEMBER 30, 1998
                                    ------------  -----------------
      Aircraft parts                $11,294,924      $10,793,804
      Aircraft and Engines
         available for sale             450,000        1,040,000
                                    -----------      -----------
                                    $11,744,924      $11,833,804
                                    ===========      ===========
1. Earnings Per Share

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

Financial Accounting Standards Board (FASB) Statement 128 "Earnings Per Share" was adopted by the Company on January 1, 1998 and requires the dual presentation of basic and diluted earnings per share on the face of the statement of earnings. The reconciliation between the computation is as follows:

   Three Months
      Ended        Net        Basic      Basic   Diluted     Diluted
   NOVEMBER 30,    EARNINGS   SHARES     EPS     SHARES      EPS
   ------------    --------  ---------   -----   ----------  -----
   1997          $ 912,453   2,456,555   $0.37   2,782,475   $0.33
   1998          $ 539,308   2,569,167   $0.21   2,723,198   $0.20

      INTERNATIONAL AIRLINE SUPPORT GROUP, INC.  AND SUBSIDIARIES

          NOTES  TO  CONDENSED  CONSOLIDATED  FINANCIAL   STATEMENTS
                              (Unaudited)


   Six Months
   Ended         Net        Basic        Basic  Diluted     Diluted
   NOVEMBER 30,  EARNINGS   SHARES       EPS    SHARES      EPS
   ------------  ---------  ---------    ----   ---------   -------
   1997         $1,897,691  2,430,958   $0.78   2,723,807   $0.70
   1998         $  981,018  2,566,520   $0.38   2,779,285   $0.35

     Included in diluted shares are common stock equivalents relating to stock options of 325,920 and 154,031 for the three months ended November 30, 1997 and 1998, respectively, and 292,849 and 212,765 for the six months ended November 30, 1997 and 1998, respectively.

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


5.   Supplemental Cash Flow Disclosures:

     Cash payments for interest were $758,000 and $537,611 for the six months ended November 30, 1997 and November 30, 1998, respectively. Cash and cash equivalents include $274,526 of restricted cash at November 30, 1998. Restricted cash includes customer receipts deposited into the Company's lockbox account, which are applied the next business day against the outstanding amount of the Credit Facility, and customer deposits on aircraft and engines leases.

6.   Joint Venture

          On September 16, 1998, the Company entered into a joint venture (the "Air41 Joint Venture") for the acquisition of 20 DC-9-41H aircraft from Scandinavian Airlines System ("SAS"). The aircraft have been leased back to SAS and the leases have an average term of 39 months. The Company's original investment in the Air41 Joint Venture was approximately $1.5 million. The Company's Air41 Joint Venture partner is AirCorp, Inc., a privately held company. The aircraft were financed through the joint venture, utilizing non-recourse debt to the partners. The Air41 Joint Venture is accounted for under the equity method and the leases are treated as operating leases.

     INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)


6.   Joint Venture (cont.)

          The Company is exploring opportunities for the aircraft after the end of the term of the leases with SAS. Such opportunities include releasing the aircraft with SAS, leasing the aircraft to one or more different lessee(s), selling the aircraft, parting out the aircraft, or directly placing the aircraft into either passenger or cargo service, whereby the Company may have a principal interest in an airline. The Company has no firm commitment for the aircraft after the SAS leases expire at this time.

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

RESULTS OF OPERATIONS:

REVENUES

    Total revenue for the three and six months ended November 30, 1998 was $5.8 million and $11.4 million, respectively, compared to $6.1 million and $11.7 million, respectively, during the three and six months ended November 30, 1997. Net sales for the three and six months ended November 30, 1998 were $5.0 million and $9.8 million, respectively, compared to $5.5 million and $10.4 million, respectively, during the three and six months ended November 30, 1997. Net sales include parts sales as well as aircraft and engine sales. Aircraft and engine sales are unpredictable transactions and may fluctuate significantly from year to year, dependent, in part, upon the Company's ability to purchase an aircraft or engine at an attractive price and resell it within a relatively brief period of time, as well as the overall market for used aircraft or engines. Total revenue and net sales were lower due to lower net sales, primarily due to lower aircraft and engine sales during the three and six month period. Lease and service revenue increased to $794,000 and $1.6 million, respectively, for the three and six months ended November 30, 1998 from $601,000 and $1.2 million, respectively, for the three and six months ended November 30, 1997, primarily due to an increase in service revenue relating to consulting work performed for various commuter airlines. Under the equity method of accounting, lease revenue from the Air41 Joint Venture is not included in the Company's revenue.


COST OF SALES

     Cost of sales decreased 3% from $3.6 million during the three months ended November 30, 1997 to $3.5 million during the three months ended November 30, 1998, primarily as a result of lower net sales. Cost of sales increased 1% from $6.7 million during the six months ended November 30, 1997 to $6.8 million during the six months ended November 30, 1998, primarily as a result of higher cost of sales associated with engine sales. As a percentage of total revenues, cost of sales for the three and six months ended November 30, 1997 was 58.6% and 57.6%, respectively, compared to 60.0% and 59.2% during the three and six months ended November 30, 1998, respectively.

     INTERNATIONAL AIRLINE SUPPORT GROUP, INC.  AND SUBSIDIARIES

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses increased from $1.1 million and $2.1 million during the three and six months ended November 30, 1997, respectively, to $1.1 million and $2.2 million during the three and six months ended November 30, 1998, respectively. This small increase are due, in part, to higher levels of insurance costs,professional fees,and compensation. The provision for doubtful accounts for the six month period ending November 30, 1998 increased over the six month period ending November 30, 1997, primarily due to a comparable provision expense in the prior period that was offset by the recovery of a certain doubtful account. Selling, general, and administrative costs as a percentage of total revenue were 19.2% and 18.9%, respectively, for the three and six months ended November 30, 1998 compared to 17.9% and 17.8%, respectively, for the three and six months ended November 30, 1997.


DEPRECIATION AND AMORTIZATION

     Depreciation and amortization for the three and six months ended November 30, 1997 totaled $267,000 and $520,000, respectively, compared to $338,000 and $596,000, respectively, for the three and six months ended November 30, 1998, respectively. The increase in depreciation and amortization was due primarily to the acquisition and lease of two JT8D-15 spare engines effective during the second quarter of fiscal 1999.

INTEREST EXPENSE

Interest expense for the three and six months ended November 30, 1997 was $478,000 and $891,000, respectively, compared to $342,000 and $652,000 for the three and six months ended November 30, 1998, respectively. The decrease in interest expense was due primarily to a lower average outstanding debt balance and lower cost of funds for the Company.


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

     INTERNATIONAL AIRLINE SUPPORT GROUP, INC.  AND SUBSIDIARIES

     NET EARNINGS

     Income before taxes increased from $700,000 and $1,473,000 during the three and six months ended November 30, 1997, respectively, to $870,000 and $1,582,000 during the three and six months ended November 30, 1998, respectively. Earnings for the three and six months ended November 30, 1998 were benefited by equity in an unconsolidated joint venture, the Air41 Joint Venture, of $348,000. Net earnings decreased from $912,000 and $1.9 million during the three and six months ended November 30, 1997, respectively, to $539,000 and $981,000 during the three and six months ended November 30, 1998, respectively, primarily due to last year's benefit from income taxes of $213,000 and $425,000 for the three and six months ended November 30, 1997, respectively, compared to a provision for income taxes of $331277,000 and $601,000 for the three and six months ended November 30, 1998, respectively. Earnings per share - diluted for the second quarter of fiscal 1999 were $0.20, based on 2,723,198 weighted average shares outstanding, compared to earnings per share - diluted for the second quarter of fiscal 1998 of $0.33, based on 2,782,475 weighted average shares outstanding. Earnings per share - diluted for the first six months of fiscal 1999 were $0.35, based on 2,779,285 weighted average shares outstanding, compared to earnings per share - diluted for the first six months of fiscal 1998 of $0.70 per share - diluted, based on 2,723,807 weighted average shares outstanding. On a pro forma basis, adjusted as if the Company had been a full taxpayer in fiscal 1998, earnings per share - diluted for the second quarter and the first six months of fiscal 1998 would have been $0.16 and $0.34, respectively.


LIQUIDITY AND CAPITAL RESOURCES

     The Credit Agreement originally entered into by the Company in October of 1996 provided for a $3 million term loan and up to an $11 million revolving credit. The Credit Agreement has been amended to create new term loan facilities totaling $6.85 million (collectively referred to as the "Credit Facility") and to increase the revolving credit to $14 million. The revolving credit facility matures in October 2001 and the term loans mature between March 2000 and October 2001. The interest rate that the Company is assessed is subject to fluctuation and may change based upon certain financial covenants. As of December 15, 1998, the interest rate under the Credit Facility was the lender's base rate minus 0.25% (7.50%). The Credit Facility is secured by substantially all of the assets of the Company and availability of amounts for borrowing is subject to certain limitations and restrictions. Such limitations and restrictions are discussed in the Company's Proxy Statement/Prospectus filed with the Securities and Exchange Commission on August 29, 1996. The Company's lender has approved a waiver granting permission for the Company to repurchase up to $1,000,000 of its common stock.

     INTERNATIONAL AIRLINE SUPPORT GROUP, INC.  AND SUBSIDIARIES

     Net cash used in operating activities for the six months ended November 30, 1998 and November 30, 1997 were $250,000 and $1,236,000, respectively. The cash used in operating activities for the six months ended November 30, 1998 was due primarily to an increase in accounts receivables. The cash used in operating activities for six months ended November 30, 1997 was due primarily to increase in aircraft and engine held for sale due to the acquisition of two DC-9-51 aircraft.

     Net cash used for investing activities for the six months ended November 30, 1998 amounted to $3,413,000 compared to $682,000 for the six months ended November 30, 1997. The net cash used for investing activities for the six months ended November 30, 1998 was primarily the result of an investment in the Air41 Joint Venture and the addition of two JT8D-15 engines held for lease offset by the proceeds from the sale of an engine that had been held for lease. The net cash used for investing activities for the six months ended November 30, 1997 was primarily the result of the acquisition of an engine held for lease.

     Net cash provided by financing activities for six months ended November 30, 1998 amounted to $3,833,000 compared to $1,809,000 for the six months ended November 30, 1997. The net cash provided by financing activities for the six months ended November 30, 1998 was primarily the result of a net increase in debt obligations of $3.8 million due to the borrowing of funds for the acquisition of the two JT8D-15 engines and the investment in the Air41 Joint Venture. The net cash provided by financing activities for the six months ended November 30, 1997 was the result of a net increase in debt obligations of $1.6 million due to the borrowing of $4.0 million for the acquisition of two DC-9-51 aircraft, offset by the partial repayment of other term loans and the revolving credit.

    At December 24, 1998, the Company was permitted to borrow up to an additional $6.0 million pursuant to the revolving credit facility. The Company believes that amounts available to be borrowed pursuant to the Credit Agreement and its working capital will be sufficient to meet the requirements of the Company's business for the foreseeable future. The Company had no material commitments for capital expenditures as of November 30, 1998.

     INTERNATIONAL AIRLINE SUPPORT GROUP, INC.  AND SUBSIDIARIES

     RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1997, the FASB issued Statement of Financial Accounting Standard No. 130 (SFAS 130), "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting and display of comprehensive income and its components in financial statements. Differences between net earnings and comprehensive earnings for the three and six months ended November 30, 1998 and 1997 were insignificant and, therefore, have not been separately disclosed.

In June 1997, the FASB issued Statement of Financial Accounting Standard No. 131 (SFAS 131), "Disclosures About Segments of an Enterprise and Related Information." The Company does not believe that this new standard will have a significant effect on its consolidated financial statements and/or disclosures.


YEAR 2000 ISSUES

    The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. These programs can fail by misinterpreting dates beyond the year 1999, which could cause possible miscalculations, and a disruption in the operation of such systems. This is commonly referred to as the Year 2000 issue.

    The Company has identified four major areas of concern regarding Year 2000: Internal Information Systems, External Facilities, Materials Held for Sale, and Outside Vendors Information Systems and Materials.

    INTERNAL INFORMATION SYSTEMS

    The Company has developed a plan to address issues related to the impact of the Year 2000 problem on its Internal Information Technology ("IT"). Starting in fiscal 1997 the Company began the process of upgrading or replacing all Personal Computers. This process was completed in the third quarter of fiscal 1998. At the same time all critical software systems were assessed for Year 2000 compliance. The inventory system, which is written in PICK, required no further action. The accounting package required a "patch" which sets an assumption for dates between 1975 and 2035. The Company anticipates no further requirements on the part of either of these packages. The Company primarily uses Microsoft Operating Systems and productivity packages. Microsoft continues to find and fix Year 2000 issues as they appear throughout its product line. To date all patches have been applied to the Windows NT Servers. The Windows 95 and 98 machines will be patched with all current updates in the second quarter of fiscal 1999. The Company has one Unix based system that, while not Year 2000 compliant, is scheduled for retirement in the second quarter of 1999.

    INTERNATIONAL AIRLINE SUPPORT GROUP, INC.  AND SUBSIDIARIES

    Incremental costs, which include consulting costs and costs associated with internal resources to modify existing systems in order to achieve Year 2000 compliance, are charged to expense as incurred. The Company does not expect the financial impact of making the required system changes to be material to the Company's consolidated financial position, results of operations or cash flows which are being funded through operating cash flows. The anticipated costs of the project and the dates on which the Company believes it will complete the Year 2000 modifications and assessments are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources. There can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area and the ability to locate and correct the remaining relevant systems.

    EXTERNAL FACTORS

    The Company has not completed the assessment of Year 2000 issues relating to its facilities. However, the owners of its facilities are taking the steps the Company believes are appropriate to assure uninterrupted access to these facilities and uninterrupted fire protection and security services. The Company has received no assurances regarding the uninterrupted services provided by the public utilities, financial institutions and other similar entities upon which it relies.

    MATERIAL HELD FOR SALE

    Like all other companies in the aircraft parts redistribution industry, the Company lists parts to indicate their condition. The parts are categorized as "serviceable", "as removed", or "unserviceable". The Company makes no representation or warranty with respect to the parts it sells. Specifically, the Company makes no representation or warranty regarding whether there are Year 2000 issues with respect to any of the parts available for sale. All parts purchasers' concerns about the Year 2000 issue are therefore directed to the manufacturer of such part.

    INTERNATIONAL AIRLINE SUPPORT GROUP, INC.  AND SUBSIDIARIES

    OUTSIDE VENDORS

    With respect to the Company's suppliers and vendors, the Company is beginning the process of contacting suppliers and vendors to assess the potential impact on operations if such third parties are not successful in ensuring that their systems are Year 2000 compliant in a timely manner. The Company's Year 2000 issues and any potential business interruptions, costs, damages or losses related thereto, are also dependent upon the Year 2000 compliance of other third parties such as governmental agencies (e.g., Federal Aviation Administration). To date, the Company is unable to determine whether it will be materially affected by the failure of any of its suppliers, vendors or other third parties to be Year 2000 compliant. The Company believes that its compliance efforts have and will reduce the impact on the Company of any such failures. Failure of any third parties with which the Company interacts to achieve Year 2000 compliance could have a material adverse effect on the Company's business, financial condition and results of operations.

    Risk assessment, readiness evaluation, action plans and contingency plans related to the Company's suppliers, vendors and other third parties are expected to be completed by September 1999. The Company's risk management program includes emergency backup and recovery procedures to be followed in the event of failure of a business critical system. These procedures will be expanded to include specific procedures for the potential Year 2000 issue. Contingency plans to protect the Company from Year 2000 related interruptions are also being developed and are expected to be completed by August 1999. These plans will include development of backup procedures, identification of alternate suppliers, possible increases in inventory levels and other appropriate measures.

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

INTERNATIONAL AIRLINE SUPPORT GROUP, INC.
-----------------------------------------
            (Registrant)





/S/GEORGE MURNANE III                        DECEMBER 24, 1998
----------------------------                 -----------------
George Murnane III                           Date
Executive Vice President and
Chief Financial Officer