Form 10-Q
period 1999-02-28
INTERNATIONAL AIRLINE SUPPORT GROUP INC
filed 1999-04-01
CIK 859307

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended February 28, 1999 or

[   ] TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR 15(d) OF THE  SECURITIES
       EXCHANGE ACT OF 1934.

For the transition period from ________________ to __________________.

Commission file number               0-18352
                               -------------------

                   INTERNATIONAL   AIRLINE   SUPPORT   GROUP,   INC.
                   -------------------------------------------------

                 DELAWARE                                  59-2223025
           -------------------------               -----------------------
    (State or other jurisdiction of            (IRS Employer Identification No.)
     incorporation or organization)

1954 AIRPORT ROAD, SUITE 200, ATLANTA, GA                   30341
-----------------------------------------                -----------
(Address  of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:  (770) 455-7575
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

    The number of shares of the registrant's common stock outstanding as of March 31, 1999 was 2,440,698.

                                                                    FORM 10-Q

     INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES

INDEX

                                                                     PAGE NO.
Part I    FINANCIAL INFORMATION
          Item 1.  Unaudited Financial Statements

          Condensed Consolidated Balance Sheets as of
            May 31, 1998 and February 28, 1999                           3

          Condensed Consolidated Statements of Earnings
            for the Three Months and Nine Months
            Ended February 28, 1998 and February 28, 1999                4

          Condensed Consolidated Statements of Cash Flows
            for the Nine Months ended February 28, 1998 and 1999         5

          Notes to Unaudited Condensed Consolidated Financial
            Statements                                                   6

          Item 2.  Management's Discussion and Analysis
            of Financial Condition and Results of Operations             9

Part II   OTHER INFORMATION

          Item 1.  Legal Proceedings                                    17

          Item 6.  Exhibits and Reports on Form 8-K                     17

                                                                      FORM 10-Q
          INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                       February 28,
                                                        May 31,           1999
                                                        1998*           (UNAUDITED)
                                                       ----------       ----------
Current assets
  Cash and cash equivalents                            $  438,403       $ 913,742
  Accounts receivable, net of allowance for doubtful
    accounts of approximately $514,000 at May 31, 1998
    and $644,000 at February 28, 1999                   1,179,760       2,902,635
  Inventories                                          11,744,924      14,221,723
  Deferred tax benefit - current                        1,202,345       1,202,345
  Other current assets                                    194,618         253,429
                                                       ----------      ----------
         Total current assets                          14,760,050      19,493,874

Investments                                                92,194          -

Property and equipment
  Aircraft and engines held for lease                   7,347,954       6,490,855
  Leasehold improvements                                   65,881          99,197
  Machinery and equipment                                 931,092         962,060
                                                       ----------      ----------
                                                        8,344,927       7,552,112
  Accumulated depreciation                              1,969,138       2,794,238
                                                       ----------      ----------
     Property and equipment, net                        6,375,789       4,757,874

Other assets
  Investment in unconsolidated joint venture                    -       2,130,695
  Deferred debt costs, net                                513,222         473,537
  Deferred tax benefit                                  1,760,565         812,232
  Deposits and other assets                               134,533          44,822
                                                       ----------      ----------
     Total other assets                                 2,408,320       3,461,286
                                                       ----------      ----------
                                                     $ 23,636,353    $ 27,713,034
                                                       ==========      ==========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Current maturities of long-term obligations         $ 1,351,805     $ 2,641,323
  Accounts payable                                        247,982       1,279,521
  Accrued expenses                                      2,932,016       1,289,505
                                                       ----------      ----------
         Total current liabilities                      4,531,803       5,210,349

Long-term obligations, less current maturities          8,296,063      10,837,725

Commitments and contingencies

Stockholders' equity
  Preferred stock - $.001 par value; authorized
    2,000,000 shares; 0 shares outstanding at
    May 31, 1998 and February 28, 1999.                     -               -
  Common stock - $.001 par value; authorized
    20,000,000 shares; issued and outstanding
    2,562,667 shares at May 31, 1998 and
    2,653,723 shares at February 28, 1999.                  2,562           2,653
  Additional paid-in capital                           13,511,610      13,793,381
  Unrealized loss on equity security                      (22,545)           -
  Common stock in treasury, at cost - 211,225
    shares in 1999                                          -            (986,855)
  Accumulated deficit                                  (2,683,140)     (1,144,219)
                                                       ----------      ----------
         Total stockholders' equity                    10,808,487      11,644,960
                                                       ----------      ----------
                                                     $ 23,636,353    $ 27,713,034
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

                                                                      FORM 10-Q

          INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                  (UNAUDITED)

                                      Three Months Ended           Nine Months Ended
                                          February 28,                February 28,
                                        1998            1999         1998           1999
                                    -----------   ------------     ----------  -----------
Revenues
  Net sales                       $   5,839,739 $    4,435,864   $ 16,272,348 $ 14,265,975
  Lease and service revenue             589,702      1,293,517      1,816,380    2,874,315
                                    -----------   ------------     ----------  -----------
         Total revenues               6,429,441      5,729,381     18,088,728   17,140,290

Cost of sales                         3,763,506      2,934,173     10,474,757    9,693,079
Selling, general and administrative
  expenses                            1,174,042      1,627,168      3,250,998    3,787,906
Depreciation and amortization           272,579        279,442        792,892      875,114
                                    -----------   ------------     ----------  -----------
         Total operating costs        5,210,127      4,840,783     14,518,647   14,356,099
Equity in net earnings of
  unconsolidated joint venture             -           357,589         -           705,695
                                    -----------   ------------     ----------  -----------
         Earnings from operations     1,219,314      1,246,187      3,570,081    3,489,886

Interest expense                        460,538        359,723      1,351,619    1,011,751
Interest and other (income) expense     321,132        (16,006)       308,125       (6,620)
                                    -----------   ------------     ----------  -----------
         Earnings before income taxes   437,644        902,470      1,910,337    2,484,755

Provision for (benefit from) income
         taxes                       (1,275,000)       347,066     (1,699,999)     948,333
                                    -----------   ------------     ----------  -----------

         Net earnings               $ 1,712,644      $ 555,404    $ 3,610,336  $ 1,536,422
                                    ===========   ============     ==========   ==========
Per share data:
  Earnings per share available for
    common stockholders - Basic       $    0.70      $    0.22      $    1.48    $    0.60

  Weighted average number of common
    stock outstanding - Basic         2,463,306      2,541,111      2,441,741    2,558,051
                                    ===========   ============     ==========   ==========

  Earnings per share available for
    common stockholders - Diluted     $    0.61      $    0.21      $    1.27    $    0.56

  Weighted average number of common
    stock outstanding - Diluted       2,815,483      2,708,302      2,841,477    2,751,896
                                    ===========   ============     ==========   ==========

The accompanying notes are an integral part of these condensed financial statements.

                                                                      FORM 10-Q

          INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                         Nine months ended
                                                 February 28,        February 28,
                                                      1998               1999
                                                   -----------       -----------
Cash flows from operating activities:
  Net earnings                                     $ 3,610,336       $ 1,536,422
  Adjustments to reconcile net earnings to net cash
    provided by (used in) operating activities:
     Depreciation and amortization                     514,011           875,114
     Loss on sale of investment                           -               20,074
     Undistributed equity in earnings of joint
       venture                                            -              705,695
     Provision for income taxes - deferred                -              948,333
     Changes in assets and liabilities              (4,832,536)       (3,044,338)
                                                   -----------       -----------
         Total adjustments                          (4,318,525)         (495,122)

         Net cash provided by (used in)
          operating activities                        (708,189)        1,041,300

Cash flows from investing activities:
  Capital equipment and leasehold improvements         (47,956)          (64,284)
  Investment in unconsolidated joint venture              -           (1,514,000)
  Proceeds from sale of investment                        -               94,665
  Additions to aircraft and engines held for
   lease, net                                         (433,496)       (1,949,917)
                                                   -----------       -----------

         Net cash used in investing activities        (481,452)       (3,433,536)

Cash flows from financing activities:
  Net increase in debt obligations                     839,157         3,831,180
  Proceeds from exercise of employee stock options     205,625            23,250
  Payment of offering costs                            (31,859)             -
  Repurchase of common stock                              -             (986,855)
                                                   -----------       -----------
         Net cash provided by financing activities   1,012,923         2,867,575
                                                   -----------       -----------

Net (decrease) increase in cash                       (176,718)          475,339
Cash and cash equivalents at beginning of period       465,725           438,403
                                                   -----------       -----------
Cash and cash equivalents at end of period           $ 289,007         $ 913,742
                                                   ===========       ===========

The accompanying notes are an integral part of these condensed financial statements.
                                        - 5 -

      INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)

1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain adjustments (consisting only of normal and recurring adjustments) necessary to present fairly International Airline Support Group, Inc.'s condensed consolidated balance sheets as of May 31, 1998 and February 28, 1999, the condensed consolidated statements of earnings for the three and nine months ended February 28, 1998 and February 28, 1999, and the condensed consolidated statements of cash flows for the nine months ended February 28, 1998 and February 28, 1999.

     The accounting policies followed by the Company are described in the May 31, 1998 financial statements.

     The results of operations for the three and nine months ended February 28, 1999 are not necessarily indicative of the results to be expected for the full year.

2.   Inventories consisted of the following:

                                    MAY 31,1998    FEBRUARY 28,1999
                                    -----------    ----------------
      Aircraft parts                $11,294,924      $10,421,723
      Aircraft and Engines
         available for sale             450,000        3,800,000
                                    -----------      -----------
                                    $11,744,924      $14,221,723
                                    ===========      ===========

3.   Earnings Per Share

     The Company's basic earnings per share is calculated by dividing net earnings by the weighted average shares outstanding during the period. The computation of diluted earnings per share includes all dilutive common stock equivalents in the weighted average shares outstanding.

     Financial Accounting Standards Board (FASB) Statement 128 "Earnings Per Share" was adopted by the Company on January 1, 1998 and requires the dual presentation of basic and diluted earnings per share on the face of the statement of earnings. The reconciliation between the computation is as follows:

   Three Months
   Ended          Net        Basic       Basic  Diluted     Diluted
   FEBRUARY 28,   EARNINGS   SHARES      EPS    SHARES      EPS
   -----------    ---------- ---------   -----  ---------   -----
   1998           $1,712,644 2,463,306   $0.70  2,815,483   $0.61
   1999           $  555,404 2,541,111   $0.22  2,708,302   $0.21

      INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES

          NOTES   TO  CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS
                              (Unaudited)


   Nine Months
   Ended          Net        Basic       Basic  Diluted     Diluted
   FEBRUARY 28,   EARNINGS   SHARES      EPS    SHARES      EPS
   ------------   ---------- ---------   -----  ---------   -------
   1998           $3,610,336 2,441,741   $1.48  2,841,477   $1.27
   1999           $1,536,422 2,558,051   $0.60  2,751,896   $0.56

   Included in diluted shares are common stock equivalents relating to stock options of 167,191 and 352,177 for the three months ended February 28, 1999 and 1998, respectively, and 193,845 and 399,736 for the nine months ended February 28, 1999 and 1998, respectively.

4.   Credit Facility

     On October 3, 1996, the Company entered into the Credit Agreement, which provided for a $3 million term loan and up to an $11 million revolving credit. The Credit Agreement was amended on various occasions to create new term loan facilities totaling $6.85 million and increasing the revolving credit to $14 million (collectively referred to as the "Credit Facility"). The Credit Facility is secured by substantially all of the assets of the Company and availability of amounts for borrowing is subject to certain limitations and restrictions. Such limitations and restrictions are discussed in the Company's Proxy Statement/Prospectus filed with the Securities and Exchange Commission on August 29, 1996.


5.   Supplemental Cash Flow Disclosures:

     Cash payments for interest were $1,547,000 and $891,000 for the nine months ended February 28, 1998 and February 28, 1999, respectively. Cash and cash equivalents include $712,000 of restricted cash at February 28, 1999. Restricted cash includes customer receipts deposited into the Company's lockbox account, which are applied the next business day against the outstanding amount of the Credit Facility, and customer deposits on aircraft and engines leases.

1.   Joint Venture

     On September 16, 1998, the Company entered into a joint venture (the "Air41 Joint Venture") for the acquisition of 20 DC-9-41H aircraft from Scandinavian Airlines System ("SAS"). The aircraft were leased back to SAS and the leases had an average term of 39 months. The Company's original investment in the Air41 Joint Venture was approximately $1.5 million. The Company's Air41 Joint Venture partner is AirCorp, Inc., a privately held company. The aircraft were financed through the joint venture, utilizing non-recourse debt to the partners. The Air41 Joint Venture is accounted for under the equity method and the leases are treated as operating leases.

     INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)

2.   Joint Venture (cont.)

     The Company is exploring opportunities for the aircraft after the end of the term of the leases with SAS. Such opportunities include releasing the aircraft with SAS, leasing the aircraft to one or more different lessee(s), selling the aircraft, parting out the aircraft, or directly placing the aircraft into either passenger or cargo service, whereby the Company may have a principal interest in an airline. At this time, the Company has no firm commitment for the aircraft after the SAS leases expire.

7.   Treasury Stock

     In the third quarter of 1999, the Company began acquiring shares of its common stock in connection with a stock repurchase program announced in December 1998. That program, approved by the Company's Board of Directors and lender, authorized the Company to purchase up to $1 million of common shares from time to time. During the three months ended February 28, 1999, the Company repurchased 211,225 shares of its common stock at an average price of $4.67. On March 8, 1999, the Company purchased an additional 1,800 shares at $4.375, bringing the Company's total expenditure for share repurchase to $994,783. The Company's lender has approved a waiver granting permission for the Company to repurchase up to another $1,000,000 of its common stock, although the Company has not made any decision regarding the timing, or number of shares, if any, of any additional share repurchases.

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

RESULTS OF OPERATIONS:

REVENUES

    Total revenue for the three and nine months ended February 28, 1999 was $5.7 million and $17.1 million, respectively, compared to $6.4 million and $18.1 million, respectively, during the three and nine months ended February 28, 1998. Net sales for the three and nine months ended February 28, 1999 were $4.4 million and $14.3 million, respectively, compared to $5.8 million and $16.3 million, respectively, during the three and nine months ended February 28, 1998. Net sales include parts sales as well as aircraft and engine sales. Aircraft and engine sales are unpredictable transactions and may fluctuate significantly from year to year, dependent, in part, upon the Company's ability to purchase an aircraft or engine at an attractive price and resell it within a relatively brief period of time, as well as the overall market for used aircraft or engines. Total revenue and net sales were lower due to lower net sales, primarily due to lower aircraft and engine sales during the three and nine month period. Lease and service revenue increased to $1.3 million and $2.9 million, respectively, for the three and nine months ended February 28, 1999 from $590,000 and $1.8 million, respectively, for the three and nine months ended February 28, 1998, primarily due to the addition of service revenue relating to consulting work performed for various commuter airlines and the recognition of supplemental lease revenue. Under the equity method of accounting, lease revenue from the Air41 Joint Venture is not included in the Company's revenue.

COST OF SALES

     Cost of sales decreased 22.0% from $3.8 million during the three months ended February 28, 1998 to $2.9 million during the three months ended February 28, 1999, primarily as a result of lower revenues. Cost of sales decreased 7.5% from $10.5 million during the nine months ended February 28, 1998 to $9.7 million during the nine months ended February 28, 1999, primarily as a result of lower revenues. As a percentage of total revenues, cost of sales for the three and nine months ended February 28, 1999 was 51% and 57%, respectively, compared to 59% and 58% for the three and nine months ended February 28, 1998, respectively. The decrease in the cost of sales as a percentage of revenues is in large part due to lower cost of goods sold for parts and increased lease and service revenue, which typically has no cost of sales.

INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses increased from $1.2 million and $3.3 million during the three and nine months ended February 28, 1998, respectively, to $1.6 million and $3.8 million during the three and nine months ended February 28, 1999, respectively. This increase is due, in part, to higher levels of insurance costs, rent expense, professional fees, and salary and bonuses.

EQUITY IN NET EARNINGS OF UNCONSOLIDATED JOINT VENTURE

Equity in Net Earnings of Unconsolidated Joint Venture for the three and nine months ended February 28, 1999 was $357,589 and $705,695, respectively, compared to $0 during the three and nine months ended February 28, 1998. This increase was due to the Air41 Joint Venture entered into during September 1998.

DEPRECIATION AND AMORTIZATION

     Depreciation and amortization for the three and nine months ended February 28, 1998 totaled $273,000 and $793,000, respectively, compared to $279,000 and $875,000 for the three and nine months ended February 28, 1999, respectively. The increase in depreciation and amortization for the nine-month period was due to an increase in assets held for lease with the addition of certain Pratt & Whitney JT8D engines under lease. There were relatively no changes in the depreciation for the three-month period as two aircraft were returned off lease during the period.

INTEREST EXPENSE

     Interest expense for the three and nine months ended February 28, 1998 was $461,000 and $1.4 million, respectively, compared to $360,000 and $1.0 million for the three and nine months ended February 28, 1999, respectively. The decrease in interest expense from 1998 to 1999 was due to a decrease in total debt outstanding during this period from $14.6 million at February 28, 1998 to $13.5 million at February 28, 1999 and lower costs of funds.

INTEREST AND OTHER (INCOME) EXPENSE

     Interest and other (income) expense for the three and nine months ended February 28, 1999 was ($16,000) and ($7,000), respectively, compared to $321,000 and $308,000 for the three and nine months ended February 28, 1998, respectively. The decrease in other expenses from 1998 to 1999 was due to $325,000 in expenses relating to the withdrawn secondary offering in the third quarter of fiscal 1998.

     INTERNATIONAL AIRLINE SUPPORT GROUP, INC.  AND SUBSIDIARIES

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

EARNINGS BEFORE TAXES

     Income  before taxes  increased  from  $438,000  and  $1,910,000 during the three and nine months ended February 28, 1998, respectively, to $902,000 and $2,485,000 during the three and nine months ended February 28, 1999, respectively. Earnings for the three and nine months ended February 28, 1999 were benefited by equity in net earnings of unconsolidated joint venture, the Air41 Joint Venture, of $358,000 and $706,000, respectively. Net earnings decreased from $1.7 million and $3.6 million during the three and nine months ended February 28, 1998, respectively, to $555,000 and $1.5 million during the three and nine months ended February 28, 1999, respectively, primarily due to last year's benefit from income taxes of $1.3 million and $1.7 million for the three and nine months ended February 28, 1998, respectively, compared to a provision for income taxes of $347,000 and $948,000 for the three and nine months ended February 28, 1999, respectively. Earnings per share - diluted for the third quarter of fiscal 1999 was $0.21, based on 2,708,302 weighted average shares outstanding, compared to earnings per share - diluted for the third quarter of fiscal 1998 of $0.61, based on 2,815,483 weighted average shares outstanding. Earnings per share - diluted for the first nine months of fiscal 1999 was $0.56, based on 2,751,896 weighted average shares outstanding, compared to earnings per share - diluted for the first nine months of fiscal 1998 of $1.27 per share - diluted, based on 2,841,477 weighted average shares outstanding. On a pro forma basis, adjusted as if the Company had been a full taxpayer in fiscal 1998, earnings per share - diluted for the third quarter and the first nine months of fiscal 1998 would have been $0.10 and $0.41, respectively.

     INTERNATIONAL AIRLINE SUPPORT GROUP, INC.  AND SUBSIDIARIES

TREASURY STOCK

     In the third quarter of 1999, the Company began acquiring shares of its common stock in connection with a stock repurchase program announced in December 1998. That program authorized the Company to purchase up to $1 million of common shares from time to time. During the three months ended February 28, 1999, the Company repurchased 211,225 shares of its common stock at an average price of $4.67. On March 8, 1999, the Company purchased an additional 1,800 shares at $4.375, bringing the Company's total expenditure for share repurchase to $994,783. The Company's lender has approved a waiver granting permission for the Company to repurchase up to another $1,000,000 of its common stock, although the Company has not made any decision regarding the timing, or number of shares, if any, of any additional share repurchases.

LIQUIDITY AND CAPITAL RESOURCES

     The Credit Agreement originally entered into by the Company in October of 1996 provided for a $3 million term loan and up to an $11 million revolving credit. The Credit Agreement has been amended to create new term loan facilities totaling $6.85 million (collectively referred to as the "Credit Facility") and to increase the revolving credit to $14 million. The revolving credit facility matures in October 2001 and the term loans mature between March 2000 and October 2001. The interest rate that the Company is assessed is subject to fluctuation and may change based upon certain financial covenants. As of March 15, 1999, the interest rate under the Credit Facility was the lender's base rate minus 0.25% (7.50%). The Credit Facility is secured by substantially all of the assets of the Company and availability of amounts for borrowing is subject to certain limitations and restrictions. Such limitations and restrictions are discussed in the Company's Proxy Statement/Prospectus filed with the Securities and Exchange Commission on August 29, 1996.

     Net cash provided by (used in) operating activities for the nine months ended February 28, 1999 and February 28, 1998 were $1,041,000 and ($4,319,000) million, respectively. The cash provided by operations for the nine months ended February 28, 1999 was offset primarily by an increase in accounts receivables and inventory. The cash used in operating activities for nine months ended February 28, 1998 was due, in part, to the acquisition of two DC-9-51 aircraft that were held for sale.

     Net cash used for investing activities for the nine months ended February 28, 1999 amounted to $3,434,000 compared to $481,000 for the nine months ended February 28, 1998. The net cash used for investing activities for the nine months ended February 28, 1999 was primarily the result of an investment in the Air41 Joint Venture and the addition of certain Pratt & Whitney JT8D engines held for lease. The net cash used for investing activities for the nine months ended February 28, 1998 was primarily the result of the acquisition of an engine held for lease.

     INTERNATIONAL AIRLINE SUPPORT GROUP, INC.  AND SUBSIDIARIES

     Net cash provided by financing activities for nine months ended February 28, 1999 amounted to $2,868,000 compared to $1.0 million for the nine months ended February 28, 1998. The net cash provided by financing activities for the nine months ended February 28, 1999 was primarily the result of a net increase in debt obligations of $3.8 million due to the borrowing of funds for the acquisition of certain Pratt & Whitney JT8D engines and the investment in the Air41 Joint Venture. The net cash provided by financing activities for the nine months ended February 28, 1998 was the result of a net increase in debt obligations of $840,000 due to the borrowing of $4.0 million for the acquisition of two DC-9-51 aircraft, offset by the partial repayment of other term loans and the revolving credit.

    At March 31, 1999, the Company was permitted to borrow up to an additional $4.7 million pursuant to the revolving credit facility. The Company believes that amounts available to be borrowed pursuant to the Credit Agreement and cash flow from operations will be sufficient to meet the requirements of the Company's business for the foreseeable future. The Company had no material commitments for capital expenditures as of February 28, 1999.


RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1997, the FASB issued Statement of Financial Accounting Standard No. 130 (SFAS 130), "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting and display of comprehensive income and its components in financial statements. Differences between net earnings and comprehensive earnings for the three and nine months ended February 28, 1999 and 1998 were insignificant and, therefore, have not been separately disclosed.

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

     INTERNATIONAL AIRLINE SUPPORT GROUP, INC.  AND SUBSIDIARIES

    INTERNAL INFORMATION SYSTEMS

    The Company has developed a plan to address issues related to the impact of the Year 2000 problem on its Internal Information Technology ("IT"). Starting in fiscal 1997 the Company began the process of upgrading or replacing all personal computers. This process was completed in the third quarter of fiscal 1998. At the same time all critical software systems were assessed for Year 2000 compliance. The inventory system, which is written in PICK, required no further action. The accounting package required a "patch" which sets an assumption for dates between 1975 and 2035. The Company anticipates no further requirements on the part of either of these packages. The Company primarily uses Microsoft Operating Systems and productivity packages. Microsoft continues to find and fix Year 2000 issues as they appear throughout its product line. To date all patches have been applied to the Windows NT Servers. The Windows 95 and 98 machines will be patched with all current updates in the second quarter of calendar 1999. The Company has one Unix based system that, while not Year 2000 compliant, is scheduled for retirement in the second quarter of calendar 1999.

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

    EXTERNAL FACILITIES

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

    INTERNATIONAL AIRLINE SUPPORT GROUP, INC.  AND SUBSIDIARIES

    MATERIALS HELD FOR SALE

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

    OUTSIDE VENDORS INFORMATION SYSTEMS AND MATERIALS

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

     INTERNATIONAL AIRLINE SUPPORT GROUP, INC.  AND SUBSIDIARIES


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

             27                 Financial Data Schedule               Page No. 21

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

INTERNATIONAL AIRLINE SUPPORT GROUP, INC.
            (Registrant)





/S/GEORGE MURNANE III                        APRIL 1, 1999
George Murnane III                           Date
Executive Vice President and
Chief Financial Officer