Form 10-K
period 1999-05-31
INTERNATIONAL AIRLINE SUPPORT GROUP INC
filed 1999-08-31
CIK 859307

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                 FORM 10-K

          FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS
            13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended MAY 31, 1999

     [  ] Transition  Report  Pursuant  to  Section  13  or  15(d)  of  the
          Securities Exchange Act of 1934 for the transition period from ____________________ to _______________________

                      Commission File Number 0-18352

                 INTERNATIONAL AIRLINE SUPPORT GROUP, INC.

          (Exact name of Registrant as specified in its charter)

       Delaware                                 59-2223025
-------------------------------          ------------------------
(State or Other Jurisdiction of         (I.R.S. Employer Employer
 Incoproration or Organization)           Identification Number)

  1954 Airport Road, Suite 200,
        Atlanta, Georgia                         30341
------------------------------          --------------------------
(Address of Principal Executive Offices)        (Zip Code)

                              (770) 455-7575
            ------------------------------------------------
           (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act:

    Title of class             Name of each exchange on which registered
-----------------------------  -----------------------------------------
Common Stock, $.001 par value           American Stock Exchange

     Securities registered pursuant to Section 12(g) of the Act:  None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No[  ]

     Indicate by check  mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     At August 10, 1999, the aggregate market value of common stock held by non-affiliates of the Registrant was approximately $8,795,936.

     The number of shares of the Registrant's Common Stock outstanding as of August 10, 1999 was 2,187,598.

                   DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the Proxy Statement for the 1999 Annual Meeting of the Company's Stockholders are incorporated by reference in Parts III and IV.

                 INTERNATIONAL AIRLINE SUPPORT GROUP INC.
                        ANNUAL REPORT ON FORM 10-K
                  FOR THE FISCAL YEAR ENDED MAY 31, 1999


                            TABLE OF CONTENTS

                                                                     PAGE

PART I

     Item 1.   Business                                                1
     Item 2.   Properties                                             13
     Item 3.   Legal Proceedings                                      13
     Item 4.   Submission of Matters to a Vote of Security Holders    13

PART II

     Item 5.   Market for the Registrant's Common Stock
               and related Stockholder Matters                        14
     Item 6.   Selected Financial Data                                15
     Item 7.   Management's Discussion  and Analysis of
               Financial Condition and Results of Operations          16
     Item 7A.  Quantitative and Qualitative Disclosures
               about Market Risk                                      19
     Item 8.   Financial Statements and Supplementary Data            19
     Item 9.   Changes in and Disagreements with Accountants
               on Accounting and Financial Disclosure                 19

PART III

     Item 10.  Directors and Executive Officers of the Registrant     20
     Item 11.  Executive Compensation                                 20
     Item 12.  Security Ownership of Certain  Beneficial
               Owners and Management                                  20
     Item 13.  Certain Relationships and Related Transactions         20

PART IV

     Item 14.  Exhibits, Financial Statement Schedules and
               Reports on Form 8-K                                    21

SIGNATURES

                   [THIS PAGE INTENTIONALLY LEFT BLANK]
                                  PART I

ITEM 1. BUSINESS.

     THIS ANNUAL REPORT ON FORM 10-K CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED (THE "EXCHANGE ACT"), INCLUDING THE PLANS AND OBJECTIVES OF MANAGEMENT FOR THE BUSINESS, OPERATIONS AND ECONOMIC PERFORMANCE OF THE COMPANY. THE FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS SET FORTH IN THIS ANNUAL REPORT MAY INCLUDE OR RELATE TO, AMONG OTHER THINGS, (I) INCREASING THE COMPANY'S MARKET SHARE OF PARTS FOR CERTAIN COMMUTER AIRCRAFT, WHILE MAINTAINING ITS POSITION AS A LEADING REDISTRIBUTOR OF PARTS FOR MD-80 AND DC-9 AIRCRAFT, (II) POTENTIAL ACQUISITIONS OF ADDITIONAL INVENTORIES OF AIRCRAFT SPARE PARTS AND THE ACQUISITION OF OTHER COMPANIES, ASSETS OR PRODUCT LINES THAT WOULD COMPLEMENT OR EXPAND THE COMPANY'S EXISTING AIRCRAFT SPARE PARTS BUSINESS,
(III) DEMAND AMONG THE COMPANY'S PRINCIPAL CUSTOMERS, INCLUDING CARGO CARRIERS AND REGIONAL COMMERCIAL AIRLINES, FOR THE COMPANY'S INVENTORY OF PARTS, (IV) THE SIZE AND GROWTH RATE OF THE AIRCRAFT PARTS REDISTRIBUTION INDUSTRY AND THE AIRCRAFT AND ENGINE LEASING INDUSTRY, (V) INCREASES OR CHANGES IN GOVERNMENT REGULATIONS REGARDING THE AVIATION INDUSTRY, (VI) COMPETITION FROM OTHER AIRCRAFT PARTS REDISTRIBUTORS AND (VII) PROPOSED EXPANSION OF THE COMPANY'S PRODUCT LINE. SEE "CAUTIONARY STATEMENTS" HEREIN.

     THE FORWARD-LOOKING STATEMENTS INCLUDED HEREIN ARE BASED UPON CURRENT EXPECTATIONS THAT INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES. THESE FORWARD-LOOKING STATEMENTS ARE BASED UPON ASSUMPTIONS THAT THE COMPANY WILL CONTINUE TO MANAGE ITS INVENTORY EFFECTIVELY, THAT COMPETITIVE CONDITIONS WITHIN THE AIRCRAFT PARTS REDISTRIBUTION INDUSTRY WILL NOT CHANGE MATERIALLY OR ADVERSELY, THAT DEMAND FOR AIRCRAFT SPARE PARTS WILL REMAIN STRONG, THAT THE COMPANY WILL BE ABLE TO ENTER INTO NEW LEASES OF AIRCRAFT AS EXISTING LEASES EXPIRE, THAT THE COMPANY WILL BE ABLE TO PURCHASE AIRCRAFT THAT ARE SUBJECT TO LEASES, AND THAT THERE WILL BE NO MATERIAL ADVERSE CHANGE IN THE COMPANY'S BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS. ASSUMPTIONS RELATING TO THE FOREGOING INVOLVE JUDGMENTS WITH RESPECT, AMONG OTHER THINGS, TO FUTURE ECONOMIC COMPETITIVE MARKET CONDITIONS AND FUTURE BUSINESS DECISIONS, ALL OF WHICH ARE DIFFICULT OR IMPOSSIBLE TO PREDICT ACCURATELY AND MOST OF WHICH ARE BEYOND THE CONTROL OF THE COMPANY. ALTHOUGH THE COMPANY BELIEVES THAT THE ASSUMPTIONS UNDERLYING THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, ANY OF THE ASSUMPTIONS COULD PROVE INACCURATE AND, THEREFORE, THERE CAN BE NO ASSURANCE THAT THE RESULTS CONTEMPLATED IN SUCH FORWARD-LOOKING INFORMATION WILL BE REALIZED. IN ADDITION, AS DISCLOSED ABOVE, THE BUSINESS AND OPERATIONS OF THE COMPANY ARE SUBJECT TO SUBSTANTIAL RISKS THAT INCREASE THE UNCERTAINTY INHERENT IN SUCH FORWARD-LOOKING STATEMENTS. ANY OF THE OTHER FACTORS DISCLOSED ABOVE COULD CAUSE THE COMPANY'S REVENUES OR NET EARNINGS, OR GROWTH IN REVENUES OR NET EARNINGS, TO DIFFER MATERIALLY FROM PRIOR RESULTS. FURTHERMORE, A CHANGE IN THE MARKET FOR AIRCRAFT AND ENGINE PARTS COULD RESULT IN THE COMPANY'S INVENTORY BEING OVERVALUED AND COULD REQUIRE THE COMPANY TO WRITE DOWN ITS INVENTORY VALUATIONS IN ORDER TO BRING THEM IN LINE WITH THE REVISED FAIR MARKET VALUE. THERE IS NO ASSURANCE THAT A WRITE-DOWN WOULD NOT ADVERSELY AFFECT THE COMPANY'S BUSINESS, OPERATING RESULTS OR FINANCIAL CONDITION. GROWTH IN ABSOLUTE AMOUNTS OF COST OF SALES AND GENERAL AND ADMINISTRATIVE EXPENSES OR THE OCCURRENCE OF EXTRAORDINARY EVENTS COULD CAUSE ACTUAL RESULTS TO VARY MATERIALLY FROM THE RESULTS CONTEMPLATED IN THE FORWARD-LOOKING STATEMENTS. BUDGETING AND OTHER MANAGEMENT DECISIONS ARE SUBJECTIVE IN MANY RESPECTS AND THUS SUSCEPTIBLE TO INTERPRETATIONS AND PERIODIC REVISIONS BASED ON ACTUAL EXPERIENCE AND BUSINESS DEVELOPMENTS, THE IMPACT OF WHICH MAY CAUSE THE COMPANY TO ALTER ITS MARKETING, CAPITAL EXPENDITURE OR OTHER BUDGETS, WHICH MAY IN TURN AFFECT THE COMPANY'S RESULTS OF OPERATIONS. IN LIGHT OF THE SIGNIFICANT UNCERTAINTIES INHERENT IN THE FORWARD-LOOKING INFORMATION INCLUDED HEREIN, THE INCLUSION OF SUCH INFORMATION SHOULD NOT BE REGARDED AS A REPRESENTATION BY THE COMPANY OR ANY OTHER PERSON THAT THE OBJECTIVES OR PLANS OF THE COMPANY WILL BE ACHIEVED.

General

     The Company is a leading redistributor of aftermarket aircraft spare parts used primarily for McDonnell Douglas MD-80 and DC-9 aircraft and commuter turboprop aircraft. According to the World Jet Inventory Year-End 1998 (the "World Jet Inventory"), MD-80 and DC-9 aircraft accounted for approximately 14% of the commercial jet aircraft in service worldwide at December 31, 1998. Management believes that the Company has one of the most extensive inventories of aftermarket MD-80, DC-9 and Embraer EMB-120 Brasilia parts in the industry. In addition, the Company provides aircraft spare parts for Boeing, Lockheed, Airbus and other McDonnell Douglas and commuter turboprop aircraft. The aircraft spare parts distributed by the Company, including avionics, rotable and expendable airframe and engine parts, are sold to a wide variety of domestic and international air cargo carriers, major commercial and regional passenger airlines, maintenance and repair facilities and other redistributors. The wide variety of aircraft spare parts distributed by the Company are acquired through purchase or consignment of surplus or bulk inventories from airlines, purchases from other redistributors and disassembly of aircraft.

     In addition to being a provider of aircraft spare parts, the Company leverages its industry expertise to purchase, sell and lease aircraft and engines. The Company has periodically acquired, leased and sold a variety of narrow-body commercial jet aircraft, such as Boeing 727 and 737 and McDonnell Douglas MD-80 and DC-9 aircraft, and commuter turboprop aircraft, such as Embraer EMB-120 aircraft. The Company currently leases two Embraer EMB-120 aircraft and five Pratt & Whitney JT8D series engines. The Company also owns a 50% interest in a joint venture that leases 20 DC-9-41H aircraft to Scandinavian Airlines System ("SAS"). The Company derives revenue from lease payments and seeks to sell spare parts to the lessee both for the leased aircraft and other aircraft in the lessee's fleet. Upon return of the aircraft, the Company either re-leases, sells or disassembles the aircraft for parts in order to achieve the highest utilization of the asset. The Company believes that its aircraft trading activities and its parts redistribution business complement one another. Therefore, the Company is increasing its focus on aircraft trading and leasing activities.

COMPANY HISTORY

     The Company was founded in 1982 in Miami, Florida. Initially the Company focused on parting out DC-8 aircraft and reselling the resulting spare parts. Based upon the Company's success in parting out DC-8 aircraft, in 1991, the Company began purchasing and parting out DC-9 and MD-80 aircraft. Beginning in 1992, the Company began purchasing and parting out Boeing 727 aircraft. Since its founding, the Company has acquired over 50 aircraft for parting out. The Company has also engaged in aircraft and engine trading throughout its history. During fiscal 1999 and the first quarter of fiscal 2000, the Company expanded its core aftermarket parts business by acquiring significant parts inventories for McDonnell Douglas DC-10 and Embraer EMB-120 aircraft. The Company also expanded its aircraft trading activities during fiscal 1999 and the first quarter of fiscal 2000, completing the purchase of six and the sale of two EMB-120 aircraft.

INDUSTRY OVERVIEW

     The Company believes that the annual worldwide market for aircraft spare parts is approximately $10 billion, of which approximately $1.3 billion represents sales of aircraft spare parts to the redistribution market. The Company believes that this market will continue to grow due to the following factors:

     INCREASE IN THE NUMBER OF OLDER COMMERCIAL AIRCRAFT. Increased demand for air travel and the need for aircraft operators to reduce operating and capital costs have prompted many airlines to extend the useful life of older equipment. According to the World Jet Inventory, at December 31, 1998, the average age of the worldwide jet fleet was 13.6 years. The installation of FAA-approved hush-kits and extended life maintenance programs have also increased the useful life of many older aircraft. As a result, most aircraft types have had longer service lives than originally certified. In addition, many foreign and domestic aircraft operators and cargo carriers are increasing their fleets through the acquisition of less expensive used aircraft. As older aircraft are transitioned from major domestic passenger airlines to lower cost international and regional domestic passenger airlines and cargo carriers, used aircraft have enjoyed longer service lives than originally anticipated. Older aircraft typically require more maintenance and replacement parts than new aircraft.


     REDUCTION IN NUMBER OF APPROVED SUPPLIERS. Cost considerations cause many aircraft operators to reduce the size of their spare parts inventories, while efficiency and quality concerns may cause aircraft operators to maintain relationships with a more limited number of approved suppliers. Quality concerns are causing aircraft operators to demand that their suppliers be quality certified by organizations such as the Airline Suppliers Association ("ASA") or the International Standards Organization ("ISO") and at least one major commercial airline has begun to demand that its suppliers carry product liability insurance. In addition, as aircraft operators adopt just-in-time inventory procurement processes, inventory storage is increasingly handled by suppliers such as the Company. The Company believes that these trends will continue in the future and will benefit well-positioned aircraft parts suppliers such as the Company.

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

     MODERNIZATION OF COMMUTER FLEETS. Many of the larger regional commuter airlines are modernizing their fleets by retiring their turboprop aircraft and acquiring short-range commuter jet aircraft. As a result, the retired commuter turboprop aircraft and related spare parts inventories are available for purchase at favorable prices. The Company believes that smaller regional commuter airlines will upgrade their fleets by replacing the small turboprop aircraft they currently operate with larger, more efficient turboprop aircraft being retired by the larger regional commuter airlines. Accordingly, the Company believes that small regional commuter airlines are potential customers for the aircraft and related spare parts being retired by the larger regional commuter airlines. The Company also believes that there is a significant opportunity for the redeployment of certain types of the commuter turboprop aircraft as cargo aircraft.

COMPANY STRATEGY

     The Company's strategy is to capitalize upon its position as a leading redistributor of MD-80, DC-9 and commuter turboprop aircraft spare parts and to broaden its product lines to include other high-use aircraft as the world fleet grows. Key elements of the Company's strategy include:

     EXPAND AIRCRAFT AND ENGINE TRADING AND LEASING. The Company believes that due to the increasing costs of commercial aircraft, the anticipated growth of the worldwide aircraft fleet, and the emergence of new regional airlines, aircraft operators will increasingly turn to operating leases as an alternative method to finance their aircraft and engine needs. The Company believes that leasing used commercial aircraft and engines should grow due to the emphasis on airline cost reduction, the desire of airlines for fleet flexibility and the growth in air travel. In addition, several smaller and regional airlines have recently chosen to lease inventories of aircraft spare parts in order to preserve capital while maintaining adequate spare parts support.

     The Company has periodically acquired, leased and sold a variety of aircraft and engines. The Company derives revenue from lease payments and seeks to sell spare parts to the lessee both for the leased aircraft as well as other aircraft in the lessee's fleet. Upon return of the aircraft, the Company either re-leases, sells or disassembles the aircraft for parts in order to achieve the highest utilization of the asset. In the case of aircraft that are disassembled for parts, the lease revenues reduce the Company's cost of the aircraft and, therefore, the parts acquired from disassembly of the aircraft. The Company purchases aircraft and engines for resale when it believes the aircraft or engines can be purchased at an attractive price and resold within a relatively brief period of time. The Company has determined that its spare parts sales opportunities are enhanced by providing existing and new customers with whole aircraft and engines through sale and lease transactions. Therefore, the Company believes that its aircraft trading activities and its parts redistribution business complement one another. The Company has increased its aircraft trading and leasing activities and intends to do so further.

     BROADEN PRODUCT LINE. The Company has recently expanded its product line to include aftermarket parts for Airbus A-300, McDonnell Douglas DC-10 and Boeing 747 aircraft and certain commuter aircraft including Embraer, Shorts, Saab, de Havilland, British Aerospace and ATR aircraft. In addition, the Company intends to expand further its product line to include parts for Boeing 767 aircraft. As fleets of these aircraft age and as air cargo carriers transition larger portions of their fleets to wide-body aircraft, the Company will seek to capitalize on the demand for parts resulting from the aging and continued use of these aircraft models. Several air cargo carriers currently utilize DC-10, 767 and A-300 series aircraft, and the Company believes use of these models will continue to increase. The Company believes that a significant number of these aircraft types have been or will be converted to cargo use and that its relationship with cargo carriers will provide an advantage in supplying parts for these aircraft to such customers. The Company also believes that there is a significant opportunity for the redeployment of the Embraer EMB-120 and Saab 340 aircraft as a cargo aircraft, as commuter carriers convert their fleets to small jet aircraft.

     INCREASE SALES TO CARGO CARRIERS, REGIONAL COMMERCIAL AIRLINES AND COMMUTER AIRLINES. Cargo carriers, regional commercial airlines and commuter airlines are among the Company's principal customers. Cargo carriers are important customers because the fleets of such operators typically consist of older aircraft of the type for which the Company maintains an extensive inventory of parts. Additionally, such customers typically do not maintain extensive inventories of spare parts. Regional commercial airlines are important customers because such airlines favor narrow-body aircraft, such as MD-80 and DC-9 aircraft, for which the Company is a primary source of spare parts. The smaller commuter airlines are important customers because their fleets consist primarily of the turboprop aircraft being retired by the larger commuter airlines. The Company has acquired an extensive inventory of aftermarket parts for several popular commuter turboprop aircraft types. The Company will direct its marketing activities to broadening its customer base of cargo, regional and commuter airlines in order to increase market share and leverage its core competencies.

     UTILIZE CONSIGNMENT AGREEMENTS TO ACQUIRE INVENTORY. In recent years, the Company acquired most of its aircraft parts inventory by purchasing large numbers of parts in bulk from aircraft operators. The Company has recently begun to acquire inventory by means of strategic consignment arrangements. Pursuant to a consignment arrangement, an aircraft operator permits the Company to market and sell an inventory of aircraft parts. The Company receives a percentage of the sales price of a consigned part. Consignment arrangements allow the Company to obtain parts inventory on a favorable basis without committing its capital to purchasing inventory. The Company's margins on sales of consigned parts are, however, typically lower than margins realized on sales of parts acquired by other methods. During calendar year 1999, the Company completed three significant consignment agreements. The Company believes that its market presence, experience in evaluating parts inventories, sophisticated management information systems and capital strength will enable the Company to enter into additional consignment arrangements.

     SEEK ADDITIONAL BULK PURCHASE OPPORTUNITIES. The Company will continue to seek opportunities to purchase large spare parts inventories in bulk. The Company cannot predict when such opportunities will arise. Bulk purchase opportunities arise when airlines, in order to reduce capital requirements, sell large amounts of inventory in a single transaction, when inventories of aircraft spare parts are sold in conjunction with corporate restructurings or reorganizations or when an aircraft operator realigns its aircraft fleet, reducing the number of or exiting a particular aircraft model. Bulk inventory purchases allow the Company to obtain large inventories of aircraft spare parts at a lower cost than can ordinarily be obtained by purchasing parts on an individual basis. Therefore, the Company realizes higher gross margins on sales of parts acquired by bulk purchases, as opposed to other methods. However, bulk inventory purchases require a commitment of the Company's capital. The Company believes that it has the ability, due to its market presence, experience in evaluating parts inventories, sophisticated management information systems and capital strength, to complete large bulk purchase opportunities to the extent such purchases are considered favorable.

     MAINTAIN MARKET SHARE OF PARTS FOR MD-80 AND DC-9 AIRCRAFT. Recently several of the Company's competitors have increased their inventories of parts for MD-80 and DC-9 aircraft. The Company intends to maintain its market share of parts for such aircraft despite such competition.
According to the World Jet Inventory, MD-80 and DC-9 aircraft together accounted for approximately 14% of the commercial jet aircraft in service worldwide at December 31, 1998. Although the DC-9 is no longer in production, many of the DC-9's parts are interchangeable with the MD-80, which is still in production. The Company believes that its experience and knowledge of the DC-9 gives it a competitive advantage in selling parts into the MD-80 marketplace. Boeing has indicated its intention to cease production of the MD-80 when current production commitments end. The Company intends to capitalize on the limited availability of new parts for such aircraft models by acquiring (i) pools of inventory from airlines that cease to operate such aircraft or that desire to reduce their levels of parts inventory and (ii) aircraft for disassembly when economically justified. The Company believes that its knowledge of the fleets of MD-80s and DC-9s currently in operation and its worldwide contacts in the commercial aviation industry will permit it to acquire other inventory pools and aircraft for disassembly on favorable terms in the future.

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

     PURSUE STRATEGIC ACQUISITIONS. The Company competes in a fragmented market in which numerous small companies serve distinct market niches. The Company believes that small aftermarket parts redistributors, many of which are family-owned or capital constrained, are unable to provide the extensive inventory and quality control measures necessary to comply with applicable regulatory and customer requirements, and will provide acquisition opportunities for the Company. Similarly, the Company believes that many small aircraft leasing companies are potential acquisition targets. Acquisitions are expected to increase the Company's customer base, expand its product line both with respect to aircraft in which the Company currently specializes and into new aircraft types, to strengthen its relationships with existing customers through availability of additional inventory and permit the Company to expand its aircraft trading opportunities.

AIRCRAFT SPARE PARTS

     Aircraft spare parts can be categorized by their ongoing ability to be repaired and returned to service. The general categories are as follows:
(i) rotable; (ii) repairable; and (iii) expendable. A rotable is a part which is removed periodically as dictated by an operator's maintenance program or on an as-needed basis and is typically repaired or overhauled and re-used an indefinite number of times. An important subset of rotables is life limited parts. A life limited rotable has a designated number of allowable flight hours and/or cycles (one take-off and landing generally constitutes one cycle) after which it is rendered unusable. A repairable is similar to a rotable except that it can only be repaired a limited number of times before it must be discarded. An expendable is generally a part which is used and not thereafter repaired for further use.

     Aircraft spare parts' conditions are classified within the industry as
(i) factory new, (ii) new surplus, (iii) overhauled,  (iv)  serviceable and
(v) as removed. A factory new or new surplus part is one that has never been installed or used. Factory new parts are purchased from manufacturers or their authorized distributors. New surplus parts are purchased from excess stock of airlines, repair facilities or other redistributors. An overhauled part has been completely disassembled, inspected, repaired, reassembled and tested by a licensed repair facility. An aircraft spare part is classified serviceable if it is repaired by a licensed repair facility rather than completely disassembled as in an overhaul. A part may also be classified serviceable if it is removed by the operator from an aircraft or engine while operating under an approved maintenance program and is functional and meets any manufacturer or time and cycle restrictions applicable to the part. With appropriate documentation, a factory new, new surplus, overhauled or serviceable part designation indicates that the part can be immediately utilized on an aircraft. A part in as removed condition requires functional testing, repair or overhaul by a licensed facility prior to being returned to service in an aircraft. The aircraft spare parts sold by the Company include avionics, rotable and expendable airframe and engine parts for commercial aircraft. Currently, the Company specializes in replacement parts for MD-80, DC-9 and commuter turboprop aircraft and management believes that the Company has one of the most extensive inventories of aftermarket MD-80, DC-9 and EMB-120 parts in the industry. Currently, the Company has approximately 70,000 inventory line items, many of which represent multiple unit quantities and relate to the MD-80, DC-9 and EMB-120 aircraft. Many of these parts, such as avionics and engine parts, can also be used by a wide variety of aircraft other than MD-80, DC-9 and EMB-120 aircraft. In addition to the Company's inventory of MD-80, DC-9 and EMB-120 parts, the Company's inventory also includes spare parts for Boeing 727, 737 and 747 aircraft, Lockheed L-1011 aircraft, McDonnell Douglas DC-8 and DC-10 aircraft, and Airbus, Shorts, Saab, de Havilland, British Aerospace and ATR aircraft and for the Pratt & Whitney JT8D engine series.

OPERATIONS OF THE COMPANY

     The Company's core business is buying and selling aircraft spare parts. In addition, the Company engages in the sale and leasing of aircraft and engines. The Company believes that aircraft and engine trading will become a more significant part of the Company's business in the future and that it provides significant opportunities for expansion.

     INVENTORY ACQUISITION. The Company has recently begun to acquire inventory by means of strategic consignment arrangements. The Company also acquires inventory by purchasing individual parts from airlines, repair facilities or other redistributors, by purchasing excess inventory from aircraft operators or by purchasing aircraft for disassembly. The Company may also fill a customer order for a part not held in the Company's inventory by locating the part for the customer from another vendor, purchasing the part and then reselling the part to the customer. The Company obtains inventory on consignment from or purchases inventory in bulk from airlines that are eliminating certain portions of their spare parts inventory due to the retirement of an aircraft type from their fleets, implementing inventory reduction programs to reduce costs, downsizing their operations or ceasing to conduct business.

     AIRCRAFT AND ENGINE SALES AND LEASING. The Company has determined that its spare parts sales opportunities are enhanced by providing existing and new customers with whole aircraft and engines through sale and lease transactions. Such transactions allow the Company to expand its customer base for spare parts and, through leasing, to reduce the cost basis in its aircraft and engines. The Company derives revenue from lease payments and seeks to sell spare parts to the lessee both for the leased aircraft as well as other aircraft in the lessee's fleet. Upon return of the aircraft, the Company either re-leases, sells or disassembles the aircraft for parts in order to achieve the highest utilization of the asset.

     The Company currently leases two Embraer EMB-120 aircraft and five JT8D engines. The Company's aircraft leases are operating leases rather than finance leases and expire during August 2003. The Company's engine leases are "evergreen" leases which, although they have no termination date, are cancelable by either party upon specified notice, typically 30 to 90 days. Under an operating lease, the Company retains title to the aircraft or engine, thereby retaining the potential benefits and assuming the risk of the residual value of the aircraft or engine. Operating leases allow aircraft operators greater fleet and financial flexibility due to their shorter-term nature, the relatively small initial capital outlay necessary to obtain use of the aircraft or engine and off-balance sheet accounting treatment. The Company currently focuses on leasing commuter turboprop aircraft, particularly the EMB-120. The Company believes that there is an increasing demand by customers for operating leases, which are being used as an alternative to traditional financing arrangements.

     During the second quarter of fiscal 1999, the Company entered into a joint venture (the "Air41 Joint Venture") for the acquisition of 20 DC-9-41H aircraft from SAS. The aircraft were leased back to SAS and the leases had an average term of 39 months. The Company's original investment in the Air41 Joint Venture was approximately $1.4 million. The Company's Air41 Joint Venture partner is AirCorp, Inc., a privately held company. The aircraft were financed through the joint venture, utilizing non-recourse debt to the partners. The Company is exploring opportunities for the aircraft after the end of the term of the leases with SAS. Such opportunities include releasing the aircraft to SAS, leasing the aircraft to one or more different lessee(s), selling the aircraft, parting out the aircraft, or directly placing the aircraft into either passenger or cargo service, whereby the Company may have a principal interest in an airline. At this time, the Company has no firm commitment for the aircraft after the SAS leases expire.

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

     In addition to directly marketing its inventory, the Company has created and sponsors an industry-wide internet parts locator service, which is found at http://www.ipls.com. The Company's internet service is a free service available to any potential customer and lists all of the inventory available for sale by the Company. In order to increase its value to potential customers, the Company's Internet service also lists the inventory of over 100 additional aftermarket parts redistributors, representing more than 1.2 million individual parts. Similarly, the Company lists its inventory in the Air Transport Association's computerized databank ("AIRS") and with the Inventory Locator Service ("ILS") proprietary computerized databank. Buyers of aircraft spare parts can access any of the databases described above, as well as other parts databases, to determine the companies which have the desired inventory available. Neither the Company's service, AIRS or ILS list price information relating to particular parts.

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

     The Company's customers include a wide variety of domestic and international air cargo carriers, major commercial, regional and commuter passenger airlines, maintenance and repair facilities and other redistributors. Management believes that its customer relationships are important to the Company's operational success. The Company maintains an adequate level of inventory in order to service its customers in a timely manner. Management believes that availability and timely delivery of quality spare parts are the primary factors considered by customers when making a spare parts purchase decision. Cargo carriers, regional commercial airlines and commuter airlines are among the Company's principal customers. Cargo carriers are important customers because the fleets of such operators typically consist of older aircraft of the type for which the Company maintains an extensive inventory of parts and because such customers typically do not maintain extensive inventories of spare parts. Regional commercial airlines are important customers because such airlines favor narrow-body aircraft, such as MD-80 and DC-9 aircraft, for which the Company is a primary source of spare parts. The smaller commuter airlines are important customers because their fleets consist primarily of the turboprop aircraft being retired by the larger commuter airlines. The Company has acquired an extensive inventory of aftermarket parts for several popular commuter turboprop aircraft types

     Excluding aircraft and engine sales, in fiscal 1999, no customers accounted for more than 5% of the Company's total revenues. Each aircraft or engine sale is unique and the Company does not rely on previous customers for repeat business. Currently, the Company believes that it has no customer, the loss of which would have a material adverse effect on the Company's business, financial condition and results of operations. In a given period, a substantial portion of the Company's revenues may be attributable to the sale of one or more aircraft or engines. Such sales are unpredictable transactions dependent, in part, upon the Company's ability to purchase an aircraft or engine at an attractive price and resell it within a relatively brief period of time. The revenues from the sale of an aircraft or engine, the timing of inventory sales or a lease transaction during a given period may result in a customer being considered a major customer of the Company for that period.

QUALITY ASSURANCE

     The Company adheres to stringent quality control standards and procedures in the purchase and sale of its products. In August 1997, the ASA accredited the Company's quality assurance system after the completion of an extensive facilities audit and numerous meetings with the Company's management. Parts procured from an accredited supplier convey assurance to the purchaser that the quality is as stated and the appropriate documentation is on file at the supplier's place of business. Furthermore, accreditation provides assurance that the supplier has implemented an appropriate quality assurance system and has demonstrated the ability to maintain that system. In addition, many of the Company's customers periodically audit the Company's operations to ensure compliance with such customer's quality standards.

     Because   aircraft   operators   require   a   readily  available  and
identifiable source of inventory meeting regulatory requirements, the Company has implemented a total quality assurance program. This program consists of numerous quality procedures, including the following:

     <circle>  Inspection  procedures  mandating  that  procured  aircraft, engines and parts be traceable to a source approved by the Company

     <circle> Training and supervision of personnel to  properly  carry out the total quality assurance program

     <circle>  On-going  quality  review board meetings conducted by senior management to oversee the total quality assurance program

GOVERNMENT REGULATION

     The aviation industry is highly regulated in the United States by the FAA and in other countries by similar regulatory agencies. These regulations are designed to ensure that all aircraft, engines and aircraft components are continuously maintained in proper condition for the safe operation of aircraft. Before spare parts are installed on an aircraft, they must meet certain standards as to their condition and have appropriate documentation. Parts owned or acquired by the Company may not meet currently applicable standards, or standards may change in the future, causing parts already contained in the Company's inventory to be scrapped or modified. While the Company's operations are not currently regulated directly by the FAA, the independent facilities that repair and overhaul the Company's products and the aircraft operators that ultimately utilize the Company's products are subject to extensive regulation. Accordingly, the Company must consider the regulatory requirements of its customers and provide them with parts that comply with airworthiness standards established by the FAA, together with required documentation which enables these customers to comply with other applicable regulatory requirements. The inspection, maintenance and repair procedures for the various types of aircraft, engines and aircraft components are prescribed by regulatory authorities and can be performed only by FAA-licensed repair facilities utilizing certified technicians. Compliance with applicable FAA and OEM standards are required prior to installation of a part on an aircraft. The Company only utilizes FAA-licensed repair facilities to repair and certify aircraft, engines and aircraft components.

     In September 1996, the FAA issued an advisory circular to support the implementation of a voluntary accreditation program for civil aircraft parts suppliers. This accreditation program establishes quality standards applicable to aftermarket suppliers, such as the Company, and designates FAA approved organizations such as the ASA to perform quality assurance audits for initial accreditation of aftermarket suppliers. Quality assurance audits are required on an on-going basis to maintain accreditation. In addition, many of the Company's customers periodically audit the Company's operations to ensure compliance with such customer's quality standards. The Company believes that ongoing quality assurance audits and strict adherence to its quality assurance system is essential to meeting the needs of its existing and future customers. In August 1997, the Company received accreditation from the ASA.

     Because the Company's sales consist largely of parts for older aircraft, regulations promulgated by the FAA governing noise emission standards for older aircraft and the FAA's Aging Aircraft Program Plan (the "Aging Aircraft Program") may increase the cost of operating such aircraft and have a material impact on the market for the Company's products. All stage two aircraft must install hush-kits pursuant to such noise emission standards or be phased out of operation in the United States by December 31, 1999 and in the European Union by April 1, 2002. The Aging Aircraft Program requires aircraft operators to perform structural modifications and inspections to address airframe fatigue and to implement corrosion prevention and control programs, which increase the operating and maintenance costs of older aircraft. Furthermore, the EPA and the various agencies of the European Union have sought the adoption of stricter standards limiting the emission of nitrous oxide from aircraft engines. The Company believes that notwithstanding the substantial costs imposed by noise emission standards and the Aging Aircraft Program on older aircraft, estimated by the Company to average less than $4 million per aircraft on aircraft such as the DC-9, certain aircraft operators will continue to utilize older aircraft due to the substantially greater cost of acquiring new replacement aircraft.

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

     An important factor in the aircraft spare parts redistribution market relates to the documentation and traceability of an aircraft spare part. The Company requires all of its suppliers to provide adequate documentation as dictated by the Company's customers. The Company utilizes electronic data scanning and storage techniques to maintain complete copies of all documentation. Documentation required includes, where applicable, (i) a maintenance release from a certified FAA repair facility signed and dated by a licensed airframe and/or power plant mechanic or other certified inspector who repaired the aircraft spare part and an inspection to certify that the proper methods, materials and workmanship were used, (ii) a "tear-down" report detailing the discrepancies and corrective actions taken during the last shop repair, and (iii) an invoice or purchase order for an approved source.

PRODUCT LIABILITY

     The commercial aviation industry periodically experiences catastrophic losses. As a redistributor, the Company may be named as a defendant in a lawsuit as a result of such catastrophic loss if a part sold by the Company were installed in an incident-related aircraft. In this regard, the Company maintains product liability insurance in an amount the Company believes is sufficient. While the Company believes that it has liability insurance to protect it from such claims, and while no lawsuit has ever been filed against the Company based upon a product liability theory, no assurance can be given that claims will not arise in the future or that such insurance coverage will be adequate. However, an uninsured or partially insured claim, or a claim for which third-party indemnification is not available, could have a material adverse effect on the Company's business, financial condition and results of operations. Additionally, there can be no assurance that insurance coverage can be maintained in the future at an acceptable cost. Any such liability not covered by insurance could have a material adverse effect on the financial condition of the Company.

COMPETITION

     The aircraft spare parts redistribution market is highly competitive. The market consists of a limited number of well-capitalized companies selling a broad range of products and numerous small competitors serving distinct market niches. Certain of these competitors have substantially greater financial, marketing and other resources than the Company. The Company believes that current industry trends will benefit larger, well-capitalized companies. The Company believes that range and depth of inventories, quality and traceability of products, service and price are the key competitive factors in the industry. The principal companies with which the Company competes are AAR Corp., AGES, Aviation Sales Company, Kellstrom Industries Inc., The Memphis Group, Inc. and AVTEAM, all of which are significantly larger than the Company. Customers in need of aircraft parts have access, through on-line inventory catalogues, to a broad array of suppliers, including aircraft manufacturers, airlines and aircraft services companies, which may have the effect of increasing competition for, and lowering prices on, parts sales.

EMPLOYEES

     As of May 31, 1999, the Company  had 28 employees.  The Company is not
a party to any collective bargaining agreement.   The  Company believes its
relations with its employees are good.

YEAR 2000 ISSUES

     The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. These programs can fail by misinterpreting dates beyond the year 1999, which could cause possible miscalculations, and a disruption in the operation of such systems. This is commonly referred to as the Year 2000 issue. The Company has identified four major areas of concern regarding Year 2000:
Internal Information Systems, External Facilities, Materials Held for Sale, and Outside Vendors' Information Systems and Materials.

     INTERNAL INFORMATION SYSTEMS. The Company has developed a plan to address issues related to the impact of the Year 2000 problem on its internal information systems ("IT"). Starting in fiscal 1997 the Company began the process of upgrading or replacing all personal computers. This process was completed in the third quarter of fiscal 1998. At the same time all critical software systems were assessed for Year 2000 compliance. The inventory system, which is written in PICK, required no further action. The accounting package required a "patch" which sets an assumption for dates between 1975 and 2035. The Company anticipates no further remediation requirements on the part of either of these packages. The Company primarily uses Microsoft Operating Systems and productivity packages. Microsoft continues to find and fix Year 2000 issues as they appear throughout its product line. To date all patches have been applied to the Windows NT Servers. The Windows 95 and 98 machines were patched with all current updates in the second quarter of calendar 1999. The Company is in the process of replacing one Unix based system that is not Year 2000 compliant. Incremental costs, which include consulting costs and costs associated with internal resources to modify existing systems in order to achieve Year 2000 compliance, are charged to expense as incurred. The Company does not expect the financial impact of making the required system changes, which are being funded from operating cash flows, to be material to the Company's financial position, results of operations or cash flows. The anticipated costs of the project and the dates on which the Company believes it will complete the Year 2000 modifications and assessments are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources. There can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area and the ability to locate and correct the remaining relevant systems.

     EXTERNAL FACILITIES. The Company has received assurances from the owners of its facilities that the owners are taking steps that are appropriate to assure uninterrupted access to these facilities and uninterrupted fire protection and security services. The Company has not sought or received assurances regarding the uninterrupted services provided by the public utilities, financial institutions, governmental agencies (e.g., Federal Aviation Administration) and other similar entities, the services of which the Company utilizes. The Company believes, based on its analysis of the Year 2000 issue, that it will not experience significant disruptions of its business as a result of interruptions in the services provided by such entities.

     MATERIALS HELD FOR SALE. Like all other companies in the aircraft parts redistribution industry, the Company lists parts to indicate their condition. The parts are categorized as "serviceable", "as removed", or
"unserviceable." The Company makes no representation or warranty with respect to the parts it sells. Specifically, the Company makes no representation or warranty regarding whether there are Year 2000 issues with respect to any of the parts available for sale. All parts purchasers' concerns about the Year 2000 issue are therefore directed to the manufacturer of such part.

     OUTSIDE VENDORS INFORMATION SYSTEMS AND MATERIALS. The Company's Year 2000 issues, and any potential business interruptions, costs, damages or losses related thereto, may be dependent upon the Year 2000 compliance of its suppliers and vendors. However, the Company believes that it is unlikely that it will be materially affected by the failure of any of its suppliers, vendors or other third parties to be Year 2000 compliant. The Company obtains its parts inventory from a variety of sources. If one or more sources were to experience a business interruption as a result of its failure to be Year 2000 complaint, the Company believes it would be able to obtain inventory from another supplier. Furthermore, the Company does not believe that its aircraft trading activities are likely to be disrupted by the failure of the entities to which it sells and leases aircraft and engines to be Year 2000 compliant.

     A reasonable worst case scenario is that a large number of third parties (including lessees and spare parts customers) may be unable to operate and generate revenues and as a result may be unable to make lease payments on a timely basis or purchase parts. The Company is unable to estimate the likelihood or the magnitude of the resulting lost revenue at this time should the worst case scenario come to pass. However, should it occur, the Company would attempt to repossess leased engines, aircraft and spare parts from non-compliant third parties and place such assets with compliant third parties. The Company can offer no assurances that it would be able to re-lease such assets at favorable terms or at all. Similarly, the Company would attempt to find compliant customers for the Company's spare part sales.

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

     RISKS REGARDING THE COMPANY'S INVENTORY. The Company acquires inventory by purchasing individual parts from airlines, repair facilities or other redistributors, by purchasing excess inventory from aircraft operators, or by purchasing aircraft for disassembly. The Company also obtains parts inventory on consignment from airlines. The Company's business is substantially dependent on its ability to acquire inventory by one of these methods because its net sales are directly influenced by the level and composition of inventory available for sale. Because the size and composition of the Company's inventory is critical to its results of operations and because there is no organized market to procure surplus inventory, the Company's operations are materially dependent on the success of management in identifying potential sources of inventory and obtaining a consignment of the inventory on acceptable terms or purchasing it at acceptable prices. There can be no assurance that inventory will be available on acceptable terms or at the times required by the Company. In addition, once acquired, the market value of the Company's inventory could be adversely affected by factors beyond the Company's control, such as the sudden availability of additional inventory, a sudden decline in demand for the Company's parts due to a decline in use of certain aircraft types, regulatory changes mandating uneconomic improvements to items in inventory, or a decision by an OEM to begin manufacturing new parts that would compete with aftermarket parts. Any of such factors could result in the Company's inventory being overvalued and could require the Company to write down its inventory valuations in order to bring them in line with the revised fair market value. The failure to identify and acquire inventory in a timely fashion on acceptable terms or a decline in the value of the Company's inventory would have a material adverse effect on the Company's business, financial condition and results of operations.

     CONCENTRATION ON MD-80 AND DC-9 AIRCRAFT. The Company's net sales are concentrated in the aftermarket for MD-80 and DC-9 aircraft, which aircraft at December 31, 1998 accounted for approximately 14% of the commercial jet aircraft in service worldwide according to the World Jet Inventory. The DC-9 is no longer in production and Boeing has indicated its intention to cease production of the MD-80 when current production commitments end. Any decline in the use of MD-80 and DC-9 aircraft by aircraft operators, the unscheduled removal from service of large numbers of MD-80 and DC-9 aircraft or the grounding of such aircraft by governmental authorities for any reason could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, all DC-9 aircraft operated in the United States and European Union will need to be hush-kitted, relocated to other areas or removed from service by 2000 or 2002, respectively. In the event these aircraft are removed from service, demand for the Company's MD-80 and DC-9 parts could decline and the supply of spare parts may increase, which would have a material adverse effect on the Company's business, financial condition and results of operations.

     BROADENING OF PRODUCT LINE. The Company has recently expanded its product line to include aftermarket parts for Airbus A-300, McDonnell Douglas DC-10 and Boeing 747 aircraft and certain commuter turboprop aircraft including Embraer, Shorts, Saab, de Havilland, British Aerospace and ATR aircraft. In addition, the Company intends to broaden further its product line to include parts for Boeing 767 aircraft. The Company has limited experience with respect to the purchase and sale of spare parts for these aircraft models. There can be no assurance that the Company will have the same level of success in managing its parts inventories for such aircraft that it has had with parts for MD-80 and DC-9 aircraft. The failure to successfully broaden its product line could have a material adverse effect on the Company's ability to implement its growth strategy.

     EFFECTS OF THE ECONOMY ON THE OPERATIONS OF THE COMPANY. The Company's customers include a wide variety of domestic and international air cargo carriers, major commercial, regional and commuter passenger airlines, maintenance and repair facilities and other redistributors. As a result, the Company's business can be impacted by the economic factors that affect the airline and air cargo industries. When such factors adversely affect the airline and air cargo industries, they tend to cause downward pressure on the pricing for aircraft spare parts and increase the credit risk associated with doing business with airlines and air cargo carriers. Additionally, factors such as the price of fuel affect the aircraft spare parts market for older aircraft, since older aircraft become less competitive with newer model aircraft as the price of fuel increases. There can be no assurance that economic and other factors which might affect the airline and air cargo industries will not have a material adverse effect on the Company's business, financial condition and results of operations.

     RISKS ASSOCIATED WITH LEASES. The Company currently leases two Embraer EMB-120 aircraft and five Pratt & Whitney JT8D series engines. The Company also owns a 50% interest in a joint venture that leases 20 DC-9-41H aircraft to SAS. The success of an operating lease depends in part upon having the aircraft and engines returned to the Company in marketable condition as required by the lease of such aircraft and engines. In addition, the financial return to the Company from a leased aircraft or engine depends in part on the re-lease of aircraft and engines on favorable terms on a timely basis, the ability to sell the aircraft or engines at favorable prices or realize sufficient value from the disassembly for parts of the aircraft or engines at the end of the lease term. Numerous factors, many of which are beyond the control of the Company, may have an impact on the Company's ability to re-lease or sell aircraft, engines and parts. These factors include general market conditions, regulatory changes (particularly those imposing environmental, maintenance and other requirements on the operation of aircraft and engines), changes in the supply or cost of aircraft and engines and technological development. Consequently, there can be no assurance that the Company's estimated residual value for aircraft or engines will be realized. If the Company is unable to re-lease, sell its aircraft or engines on favorable terms or realize sufficient value from the disassembly for parts of the aircraft or engines on a timely basis upon expiration of the related lease, its business, financial condition and results of operations may be adversely affected. In the event that a lessee defaults in the performance of its obligations, the Company may be unable to enforce its remedies under a lease. The Company's inability to collect lease payments when due or to repossess aircraft or engines in the event of a default by a lessee could have an adverse effect on the Company's business, financial condition and results of operations. If the Company were to acquire an aircraft or engines and such acquisitions were not financed by additional borrowing, it could result in a reduction of the Company's liquidity.

     RISKS ASSOCIATED WITH ACQUISITIONS. One of the Company's strategies for growth is to pursue acquisitions of aftermarket redistributors and small aircraft leasing companies. Currently, the Company has no acquisition agreements, understandings or commitments for any acquisitions and, in order to consummate an acquisition, the Company would be required to receive the consent of the lender under its Credit Agreement. There can be no assurance that any such acquisitions will be completed on reasonable terms, if at all. Certain of the Company's competitors may also seek to acquire the same companies which the Company seeks to acquire. This may increase the price and related costs at which the Company could otherwise have acquired such companies, perhaps materially. The Company's inability to complete acquisitions on reasonable terms could limit the Company's ability to grow its business.

     The Company may expend significant funds to pursue and consummate acquisitions. Such use of funds would reduce the Company's working capital. In addition, the Company may fund acquisitions in whole or in part by issuing equity securities, and any such issuances, individually or in the aggregate, may be dilutive to holders of the Common Stock. Acquisitions also may result in the Company incurring additional debt and amortizing costs related to goodwill and other intangible assets, either of which could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company may experience difficulties in assimilating the operations, services and personnel of acquired companies and may be unable to sustain or improve the historical revenue and earnings levels of acquired companies, any of which may materially adversely affect the Company's business, financial condition and results of operations. In addition, to the extent it becomes necessary for the Company to fund the working capital requirements of acquired companies, the Company's working capital available for its currently existing operations would decrease. Acquisitions involve a number of additional risks, including the diversion of management's attention from ongoing business operations and the potential loss of key employees of acquired companies. There can be no assurance that the Company can successfully implement its acquisition strategy. The failure to consummate acquisitions on reasonable terms or the inability to successfully integrate and manage acquired operations and personnel could have a material adverse impact on the Company's business, financial condition and results of operations.

     RELIANCE ON EXECUTIVE OFFICERS. The continued success of the Company is dependent to a significant degree upon the services of its executive officers and upon the Company's ability to attract and retain qualified personnel experienced in the various phases of the Company's business. The ability of the Company to operate successfully could be jeopardized if one or more of its executive officers were unavailable and capable successors were not found. The Company does not maintain key man insurance on any of its executive officers. The Company has employment agreements with Alexius
A. Dyer III, its Chairman of the Board, President and Chief Executive Officer, and George Murnane III, its Executive Vice President and Chief Operating Officer. The employment agreements between the Company and Messrs. Dyer and Murnane are individually terminable by each executive officer upon a change of control of the Company.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                  PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK  AND  RELATED  STOCKHOLDER
MATTERS.

     The Company's Common Stock, which has been publicly traded since April 2, 1990, is listed and traded on the American Stock Exchange under the symbol "YLF." The following table sets forth the high and low closing prices of the Common Stock as reported on the American Stock Exchange for each quarter in fiscal 1999 and 1998.

1999 FISCAL YEAR                      HIGH        LOW
----------------                     -------    -------
First Quarter                     $   8  1/2   $ 5  7/8
Second Quarter                        7  1/8     3  3/4
Third Quarter                         5  1/2     3  1/4
Fourth Quarter                        4  5/8     3  3/4

1998 FISCAL YEAR                      HIGH        LOW
----------------                     ------      ------
First Quarter                     $  8  1/4    $ 4  1/4
Second Quarter                      11           7  5/8
Third Quarter                        8  1/2      5 15/16
Fourth Quarter                      10 11/16     6 15/16

     At August 10, 1999, there were 111 holders of record of the Company's Common Stock.

     The Company has never paid dividends on the Common Stock. The Company's secured credit facility prohibits the Company from paying dividends on the Common Stock as long as indebtedness issued pursuant to such facility remains outstanding. It unlikely that the Company will pay dividends on the Common Stock in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA.

     The selected consolidated financial data presented below for, and as of the end of, each of the fiscal years in the five-year period ended May 31, 1999, have been derived from the Company's audited consolidated financial statements. The consolidated financial statements of the Company as of May 31, 1998 and 1999 and for the three-year period ended May 31, 1999 and the accountant's reports thereon are included in Item 8 of this Form 10-K.

                                            Year Ended May 31,
                                -------------------------------------------
                                1995      1996     1997     1998       1999
                                ------   ------    ------  ------    ------
                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
OPERATING DATA:
Net sales                      $21,999  $21,410   $20,123 $25,648 $  24,344
Lease and service revenue        2,984    1,795     1,109   2,315     3,328
                                ------   ------    ------  ------    ------
  Total revenue                 24,983   23,205    21,232  27,963    27,672

Total operating expenses        23,343   18,528    17,423  23,186    24,406

Equity  in  earnings of joint
venture                          --         --       --      --       1,026
                                ------   ------    ------  ------    ------
Income from continuing
operations                       1,640   4,677     3,809    4,777     4,292
Interest expense, net            2,254   2,377     1,550    1,934     1,302
                                ------   ------    ------  ------    ------
  Earnings (loss) before
  income taxes                   (614)   2,300     2,259     2,843    2,990
     and extraordinary item
Provision    (benefit)    for
income taxes                      --        14       --     (2,820)   1,036
Earnings (loss) before
extraordinary item               (614)   2,286     2,259     5,663    1,954
  Extraordinary loss on
  extinguishment of debt          --      --        (531)      --       --
                                ------   ------    ------  ------    ------
Net earnings (loss)             $(614)   2,286  $  1,728  $  5,663   $1,954
                               =======   ======    ======  ======    ======
PER SHARE DATA:
Earnings  (loss)  per  common
share  -  basic before effect
of extraordinary item         $(4.10) $ 15.27  $   1.37  $   2.29  $    .77

  Extraordinary item             --      --       (0.32)      --         --
                                ------   ------    ------  ------    ------

     Net earnings (loss)      $(4.10) $ 15.27 $    1.05  $   2.29  $    .77
                               =======   ======    ======  ======    ======

  Weighted average shares
  outstanding used in basic  149,696  149,696 1,646,629 2,471,025 2,550,940 calculation
Earnings  (loss)  per  common
share - diluted before effect
of extraordinary item         $(4.10) $ 12.69   $  1.25   $  2.03 $     .72
  Extraordinary item
                                 --      --       (0.29)     --          --
                                ------   ------    ------  ------    ------
Net earnings (loss)           $(4.10)   12.69   $  0.96   $  2.03 $     .72
                               =======   ======    ======  ======    ======
Weighted   average   shares
outstanding used in diluted  149,696  242,288 1,806,938 2,793,414 2,720,513 calculation


                                                          AT MAY 31,
                                    1995       1996         1997         1998           1999
                                   ------     -------      -----       -------        -------
                                                       (IN THOUSANDS)
BALANCE SHEET DATA:
Working capital (deficit)        $(13,489)   $(10,841)     9,141       $10,228        $11,524
Total assets                       14,511      16,132     21,287        23,636         23,976
Total debt                         20,336      18,144     13,749         9,648          9,594
Stockholders' equity (deficit)     (9,702)     (7,416)     4,660        10,808         11,263
---------------------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     The Company is primarily engaged in the sale of aircraft, aircraft engines and aircraft parts, as well as leasing of aircraft and related services. The Company's total revenue includes net parts sales revenue and lease and service revenue. Net sales revenue includes revenue from individual parts sales and revenue from aircraft and engine sales. Aircraft and engine sales are unpredictable transactions, dependent, in part, upon the Company's ability to purchase an aircraft or engine and resell it within a relatively brief period of time. In a given period, a substantial portion of the Company's revenue may be attributable to the sale of aircraft or engines. Cost of sales consists primarily of inventory, aircraft and engine costs and shipping charges. The cost of aircraft parts is determined on a specific identification basis and inventory is stated at the lower of cost or market. The Company's operating results are affected by many factors, including the timing of orders from large customers, the timing of aircraft and engine sales, the timing of expenditures to purchase parts inventory, aircraft and engines and the mix of parts contained in the Company's inventory. The Company does not obtain long-term purchase orders or commitments from its customers.

     Revenue from the sale of parts is recognized when products are shipped to the customer. Revenue from aircraft and engine sales is recognized when the Company has received consideration for the sale price and the risk of ownership has passed to the buyer. Lease and service revenue are recognized on an accrual basis, unless collectability is uncertain.

RESULTS OF OPERATIONS

FISCAL 1999 COMPARED WITH FISCAL 1998

     Net sales decreased by 5.1% from $25.6 million in fiscal 1998 to $24.3 million in fiscal 1999. This decrease was primarily due to a decrease in aircraft and engine sales, which was partially offset by an increase in parts sales. During fiscal 1999, the Company acquired two aircraft and sold three aircraft, as compared to fiscal 1998, during which the Company acquired two aircraft and sold four aircraft. During fiscal 1999, the Company sold three engines as compared to fiscal 1998, during which the Company sold seven engines. Lease and service revenue increased to $3.2 million in fiscal 1999 from $2.3 million in fiscal 1998, due primarily to the Company's acquisition and lease of three spare engines during the first quarter of fiscal 1999. These engines remain on lease. Due primarily to the decrease in aircraft and engine sales, partially offset by the increase in parts sales and lease and service revenue, total revenue for fiscal 1999 decreased 1.0% to $27.7 million from $28.0 million for fiscal 1998.

     Cost of sales increased 8.4% from $16.8 million in fiscal 1998 to $18.2 million in fiscal 1999. Cost of sales as a percentage of total revenue increased from 60.0% in fiscal 1998 to 65.8% in fiscal 1999. The increase in the cost of sales as a percentage of total revenue was due primarily to an increase in the cost of aircraft and engine sales as a percent of revenue in fiscal 1999 compared to fiscal 1998, as well as an increase in the cost of the parts sold. As the Company enters into more consignment agreements, the Company anticipates that it will incur higher cost of sales. These higher cost of sales should be partially offset by lower inventory costs, including interest.

     Selling, general and administrative expenses decreased 5.3% from $5.3 million in fiscal 1998 to $5.1 million in fiscal 1999. This decrease was due primarily to lower expenses related to compensation, travel and entertainment, investor relations, and the Company's provision for doubtful accounts.

     Depreciation was $1,147,000 in fiscal 1999 compared to $1,060,000 in fiscal 1998. The net increase from fiscal 1998 to fiscal 1999 was due primarily to an increase in depreciation of engines held for lease, resulting from the engines acquired in the first quarter of fiscal 1999.

     Equity in Net Earnings of Unconsolidated Joint Venture for fiscal 1999 was $1,026,000 compared to $0 during fiscal 1998. This increase was due to the Air41 Joint Venture, which was entered into during September 1998.

     Interest expense decreased 20.2% from $1,648,000 in fiscal 1998 to $1,315,000 in fiscal 1999. The reduction in interest expense resulted from a lower outstanding average balance and a reduction in the interest rate applicable to the outstanding balance. Interest and other expenses for fiscal 1998 were $286,000 compared to other income of $13,000 in fiscal 1999. Included in the interest and other expense for fiscal 1998 is $400,000 in expenses relating to a withdrawn secondary offering.

     The Company's income tax benefit for fiscal 1998 was $2.8 million, primarily due to a reduction in the valuation allowance applied against its deferred tax assets and the utilization of net operating loss carryforwards. The Company's income tax expense in fiscal 1999 was $1,036,000. Income taxes have been provided at the Company's estimated effective tax rate of approximately 35% for fiscal 1999. In the prior year, the Company recognized deferred tax benefits as the realization of such benefits was determined to be more likely than not because of the Company's consistent profitability. The realization of the tax benefits was accomplished through a reduction in the valuation allowance that had been previously established against the Company's deferred tax assets.

     Earnings before income taxes increased from $2,843,000 in fiscal 1998 to $2,990,000 in fiscal 1999. Earnings for fiscal 1999 were benefited by equity in net earnings of unconsolidated joint venture, the Air41 joint venture, of $1,026,000. Net earnings for fiscal 1998 were $5,663,000, or $2.29 per share - basic and $2.03 per share - diluted, compared to net earnings for fiscal 1999 of $2,550,000, or $0.77 per share - basic and $0.72 per share - diluted. On a pro forma basis, adjusted as if the company had been a full taxpayer in fiscal 1998, Earnings per share - diluted for fiscal 1998 would have been $0.67.

     In the third quarter of 1999, the Company began acquiring shares of its common stock in connection with a stock repurchase program announced in December 1998. During fiscal 1999, the Company repurchased 467,525 shares of its common stock at an average price of $4.16.

FISCAL 1998 COMPARED WITH FISCAL 1997

     Total revenue for fiscal 1998 increased 31.7% to $28.0 million from $21.2 million for fiscal 1997. This increase was primarily due to an increase in aircraft and engine sales. During fiscal 1998, the Company acquired two aircraft and sold four aircraft, as compared to fiscal 1997, during which the Company acquired three aircraft and sold two aircraft. During fiscal 1998, the Company sold seven engines as compared to fiscal 1997, during which the Company sold four engines. Lease revenue increased to $2.3 million in fiscal 1998 from $1.1 million in fiscal 1997, due primarily to the Company's acquisition and lease of three aircraft during the fourth quarter of fiscal 1997 which were on lease for all of fiscal 1998.

     Cost of sales increased 32.3% from $12.7 million in fiscal 1997 to $16.8 million in fiscal 1998. Cost of sales as a percentage of total revenue increased from 59.7% in fiscal 1997 to 60.0% in fiscal 1998. The increase in the cost of sales as a percentage of total revenue was due primarily to a change in the mix of sales as well as an increase in the cost of aircraft and engine sales as a percent of revenue in fiscal 1998 compared to fiscal 1997.

     Selling, general and administrative expenses increased 36% to $5.3 million in fiscal 1998 compared to $3.8 million in fiscal 1997. This increase was due primarily to expenses related to increased revenue, as expenses for fiscal 1998 amounted to 19.1% of total revenue compared to 18.6% of total revenue in fiscal 1997, such as increased rent expense, insurance costs, professional fees, investor relations costs, marketing expenses and employee compensation.

     Depreciation was $1,060,000 in fiscal 1998 compared to $792,000 in fiscal 1997. The net increase from fiscal 1997 to fiscal 1998 was due primarily to an increase in depreciation of aircraft held for lease, resulting from the aircraft acquired in the fourth quarter of fiscal 1997.

     Interest expense in fiscal 1998 and fiscal 1997 was $1.6 million. Interest and other expenses for fiscal 1998 was $286,000 compared to other income of $61,000 in fiscal 1997. Included in the interest and other expense for fiscal 1998 is $400,000 in expenses relating to a secondary offering that was withdrawn.

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

     Net earnings for fiscal 1998 were $5,663,000, or $2.29 per share - basic and $2.03 per share - diluted, compared to net earnings before an extraordinary loss for fiscal 1997 of $2,259,000, or $1.37 per share - basic and $1.25 per share - diluted. The Company recorded an extraordinary loss of $530,596 in fiscal 1997 relating to the exchange of shares of its common stock for certain debt securities. Net earnings, after considering the extraordinary loss, were $1,728,000 or $1.05 per share - basic and $.96 per share - diluted, for fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

     The Credit Agreement entered into by the Company in October of 1996 provided for a $3 million term loan and up to an $11 million revolving credit. The Credit Agreement has been amended to create new term loan facilities totaling $15.35 million and to increase the revolving credit to $14 million (collectively referred to as the "Credit Facility"). The revolving credit facility matures in October 2001 and the term loans mature between March 2000 and October 2001. The interest rate that the Company is assessed is subject to fluctuation and may change based upon certain financial covenants. As of May 31, 1999, the interest rate under the Credit Facility was the lender's base rate minus 0.25% (7.50%). The Credit Facility is secured by substantially all of the assets of the Company and availability of amounts for borrowing is subject to certain limitations and restrictions. Such limitations and restrictions are discussed in the Company's Proxy Statement/Prospectus filed with the Securities and Exchange Commission on August 29, 1996.

     Net cash provided by operating activities for the fiscal years ended May 31, 1999 and 1998 amounted to $1.6 million and $4.2 million, respectively. For fiscal 1999, the primary use of cash from operating activities was an increase in accounts receivable offset partially by a decrease in inventory. For fiscal 1998, the primary use of cash from operating activities, excluding the purchase of two aircraft that were subsequently sold during the same fiscal year, was an increase in inventories.

     Net cash provided by (used in) investing activities for fiscal 1999 and 1998 amounted to $856,000 and ($574,000), respectively. For fiscal 1999, the Company received proceeds from the sale of aircraft and engines that had been held for lease of $5,875,000. The primary use of funds for investing activities was the Company's investment in the Air41 Joint Venture of $1,587,000 and capital expenditures for aircraft and engines of $3,786,000. For fiscal 1998, the primary use of funds was the purchase of engines held for lease. During fiscal 1998, the Company received proceeds from the sale of an aircraft held for lease of $667,000.

     Net cash used in financing activities for fiscal 1999 and 1998 amounted to $1.6 million and $3.6 million, respectively. For fiscal 1999, net of borrowings, the Company prepaid $54,000 under the Credit Facility. The primary use of cash in financing activities was the purchase of treasury stock for $1,947,000. The Company received $288,000 in proceeds from employees' exercise of stock options. For fiscal 1998, net of borrowings, the Company repaid $4.0 million under the Credit Facility. The Company received $508,000 in proceeds from employees' exercise of stock options during fiscal 1998.

     At May 31, 1999, the Company was permitted to borrow up to an additional $5.7 million pursuant to the Credit Facility. The Company believes that its working capital and amounts available under the Credit Facility will be sufficient to meet the requirements of the Company for the foreseeable future.

FLUCTUATIONS IN OPERATING RESULTS

     The Company's operating results, both on an annual and a quarterly basis, are affected by many factors, including the timing of large orders from customers, the timing of expenditures to purchase inventory in anticipation of future sales, the Company's ability to obtain inventory on consignment on acceptable terms, the mix of available aircraft spare parts contained at any time in the Company's inventory, the timing of aircraft or engine sales or leases, unanticipated aircraft or engine lease terminations, default by any lessees and many other factors largely outside the Company's control. Since the Company typically does not obtain long-term purchase orders or commitments from its customers, it must anticipate the future volume of orders based upon the historic purchasing patterns of its customers and discussions with customers as to their future requirements. Cancellations, reductions or delays in orders by a customer or group of customers could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, due to the value of a single aircraft or engine sale relative to the value of parts typically sold by the Company, any concentration of aircraft or engine sales in a particular quarter may obscure existing or developing trends in the Company's business, financial condition and results of operations.

RECENT ACCOUNTING PRONOUNCEMENTS

     In 1998 the AICPA issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 establishes standards for accounting for internal use software projects. This Statement is effective for financial statements for fiscal years beginning after December 15, 1998 for costs incurred in those fiscal years for all projects, including projects in progress when the SOP was adopted. Management does not expect this Statement to have a material impact on the Company's financial statements.

     In 1998, the AICPA issued Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities." SOP 98-5 provides guidance on accounting for start-up costs and organization costs, which must be expensed as incurred. This Statement is effective for financial statements for fiscal years beginning after December 15, 1998. Management does not expect this Statement to have a material impact on the Company's financial statements.

     In June 1998, the FASB issued Statement of Financial Accounting Standards (FAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." FAS No. 133 establishes standards for accounting and reporting for derivative instruments, and conforms the requirements for treatment of different types of hedging activities. This statement is effective for all fiscal years beginning after June 15, 2000. Management does not expect this standard to have a significant impact on the Company's operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's major market risk exposure is to changing interest rates. The Company's policy is to manage interest rate risk through the use of floating rate debt instruments. The Company has loans under a Credit Facility totaling approximately $9.6 million at May 31, 1999. The interest rate on the Credit Facility, which fluctuates based on certain financial ratios of the Company, was the lender's prime rate less .25% at May 31, 1999 (7.50%). An immediate increase of 10% in interest rates would increase the Company's annual interest expense by approximately $141,000.

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

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
     None.

                                 PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information contained under the heading "Information as to Directors and Executive Officers" in the Company's definitive proxy statement for its 1999 Annual Meeting of stockholders (the "1999 Proxy Statement") is incorporated by reference herein.

ITEM 11.  EXECUTIVE COMPENSATION.

     The information contained under the heading "Executive Compensation" in the 1999 Proxy Statement is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information contained under the headings "Directors and Executive Officers" and "Principal Stockholders" in the 1999 Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information contained under the heading "Executive Compensation-- Certain Transactions" in the 1999 Proxy Statement is incorporated by reference.

                                  PART IV

ITEM  14.  EXHIBITS, FINANCIAL STATEMENT  SCHEDULES  AND  REPORTS  ON  FORM
8-KITEM  14.   EXHIBITS,  FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
8-K.

           (a) FINANCIAL STATEMENTS                                  PAGE OR
                                                                     METHOD
                                                                     OF FILING
(1)  Index to Consolidated Financial Statements                      F-1

(2)  Report of Grant Thornton LLP                                    F-2
          (3)  Consolidated   Financial   Statements  and  Notes  to
          Consolidated   Financial  Statements   of   the   Company, F-3
          including Consolidated  Balance  Sheets as of May 31, 1998 and 1997 and related Consolidated  Statements of Earnings,
          Consolidated  Cash  Flows  and Consolidated  Stockholders'
          Equity (Deficit) for each of  the  years in the three-year period ended May 31, 1998
(b)  FINANCIAL STATEMENTS SCHEDULES                                  PAGE OR
                                                                     METHOD
                                                                     OF FILING
          (1)   Schedule II.  Valuation and Qualifying
                Accounts                                             S-1


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

     (c)  EXHIBITS



 Exhibit
 NUMBER  DESCRIPTION   PAGE NUMBER OR METHOD OF FILING

 2.4     Credit        Incorporated by reference to Exhibit 2.4 to
         Agreement     Amendment   No.  2  to  the  Company's  Registration
         between   BNY Statement on Form S-4 filed on August 29, 1996 (File
         Financial     No. 333-08065).
         Corporation
         and       the
         Registrant
         (the  "Credit
         Agreement").
 2.5     First
         Amendment,    Filed herewith.
         Waiver    and
         Agreement,
         dated  as  of
         March     24,
         1997, between
         BNY Financial
         Corporation
         and       the
         Registrant
         and   related
         to the Credit
         Agreement.
 2.6     Second        Filed herewith.
         Amendment and
         Agreement,
         dated  as  of
         September  9,
         1997, between
         BNY Financial
         Corporation
         and       the
         Registrant
         and   related
         to the Credit
         Agreement.




 2.7     Third
         Amendment and Filed herewith.
         Agreement,
         dated  as  of
         October   15,
         1997, between
         BNY Financial
         Corporation
         and       the
         Registrant
         and   related
         to the Credit
         Agreement.
 2.8     Fourth
         Amendment and Filed herewith.
         Agreement,
         dated  as  of
         February   2,
         1998, between
         BNY Financial
         Corporation
         and       the
         Registrant
         and   related
         to the Credit
         Agreement.
 2.9     Fifth
         Amendment,    Filed herewith.
         dated  as  of
         July      16,
         1998, between
         BNY Financial
         Corporation
         and       the
         Registrant
         and   related
         to the Credit
         Agreement.
 2.10    Sixth
         Amendment,    Filed herewith.
         dated  as  of
         May 30, 1998,
         between   BNY
         Financial
         Corporation
         and       the
         Registrant
         and   related
         to the Credit
         Agreement.
 2.11    Seventh
         Amendment,    Filed herewith.
         dated  as  of
         October   28,
         1998, between
         BNY Financial
         Corporation
         and       the
         Registrant
         and   related
         to the Credit
         Agreement.
 3.1     Amended   and Incorporated  by  reference  to  Exhibit  3.1 to the
         Restated      Company's  Annual Report on Form 10-K for the fiscal
         Certificate   year ended May 31, 1996 (the "1996 Form 10-K").
         of
         Incorporation
         of        the
         Registrant.

 3.2     Restated  and Incorporated by reference to Exhibit 3.2 to the 1996
         Amended       Form 10-K.
         Bylaws of the
         Registrant.

 4.1     Specimen      Incorporated by reference to Exhibit 4.1 to the 1996
         Common  Stock Form 10-K.
         Certificate.

 10.1.1  Employment    Incorporated  by  reference to Exhibit 10.1.1 to the
         Agreement,    1996 Form 10-K
         dated  as  of
         December   1,
         1995, between
         the
         Registrant
         and   Alexius
         A. Dyer  III,
         as amended on
         October    3,
         1996.

 10.1.2  Employment    Incorporated  by  reference to Exhibit 10.1.2 to the
         Agreement     Company's  Quarterly  Report  for  the quarter ended
         dated  as  of February 28, 1997.
         October    3,
         1996, between
         the
         Registrant
         and    George
         Murnane III.

 10.2.1  1996    Long- Incorporated by reference to Appendix B to the Proxy
         Term          Statement/Prospectus   included   in  the  Company's
         Incentive and Registration    Statement    on   Form   S-4   (File
         Share   Award No. 333-08065), filed on July 12, 1996.
         Plan.


 10.2.2  401(k) Plan.  Incorporated  by  reference  to  Exhibit 10-H to the
                       Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1992 (the "1992 Form 10-K").

 10.2.3  Bonus Plan.   Incorporated  by  reference to Exhibit 10.2.4 to the
                       1992 Form 10-K.

 10.2.4  Cafeteria     Incorporated  by  reference to Exhibit 10.2.5 of the
         Plan.         Company's  Annual Report on Form 10-K for the fiscal
                       year ended May 31, 1993.

 10.2.5  Form       of Incorporated  by  reference to Exhibit 10.2.5 to the
         Option        1996 Form 10-K.
         Certificate
         (Employee
         Non-Qualified
         Stock
         Option).

 10.2.6  Form of       Incorporated  by  reference to Exhibit 10.2.6 to the
         Option        1996 Form 10-K.
         Certificate
         (Director
         Non-Qualified
         Stock
         Option).

 10.2.7  Form of       Incorporated  by  reference to Exhibit 10.2.7 to the
         Option        1996 Form 10-K.
         Certificate
         (Incentive
         Stock
         Option).

 10.14   Commission    Incorporated  by  reference  to Exhibit 10.14 to the
         Agreement     1996 Form 10-K.
         dated
         December 1,
         1995  between
         the
         Registrant
         and      J.M.
         Associates,
         Inc.

 10.15   Operating     Filed herewith.
         Agreement  of
         Air41    LLC,
         dated as of
         September 9,
         1998,  by and
         between
         AirCorp, Inc.
         and the
         Company

 10.16   Office  Lease Incorporated  by  reference  to Exhibit 10.17 to the
         Agreement     1997 Form 10-K.
         dated January
         31,      1997
         between   the
         Registrant
         and     Globe
         Corporate
         Center,    as
         amended.

 10.17   Lease         Incorporated  by  reference  to Exhibit 10.18 to the
         Agreement     1997 Form 10-K.
         dated   March
         31,      1997
         between   the
         Registrant
         and  Port 95-
         4, Ltd.

 21      Subsidiaries. Filed herewith.

 27      Financial     Filed herewith.
         Data
         Schedule.

     (d)  REPORTS ON FORM 8-K.

          The Company did not file a Current Report on Form 8-K during the last quarter of the fiscal year covered by this Annual Report.

                                SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized this 27{th} day of August, 1999.


                              International Airline Support Group, Inc., a Delaware corporation


                              By:     /S/ A.A. DYER III
                                     ------------------
                                    Alexius A. Dyer III
                                Chairman  of  the  Board,  Chief  Executive
                                Officer and President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURE                          TITLE                                    DATE
---------------------              ------------------------------      ----------------


/s/ A.A. Dyer III                  Chairman of the Board, Chief        August 27, 1999
--------------------               Executive Officer and President
A.A. Dyer III                      and Director (Principal Executive
                                   Officer)

/s/ George Murnane III             Executive Vice President, Chief     August 27, 1999
--------------------               Operating Officer and Director
George Murnane III



/s/ James M. Isaacson              Chief Financial Officer, Director   August 27, 1999
--------------------               an Secretary (Principal Financial
James M. Isaacson                  Officer and Principal Accounting
                                   Officer)


/s/ Kyle R. Kirkland               Director                            August 27, 1999
--------------------
Kyle R. Kirkland


/s/ E. James Mueller               Director                            August 27, 1999
--------------------
E.  James Mueller



                   [THIS PAGE INTENTIONALLY LEFT BLANK]

           INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARY

                        INDEX TO FINANCIAL STATEMENTS


                                                                     PAGE

Report of independent certified public accountants                    F-2

Consolidated balance sheets as of May 31, 1999 and 1998               F-3

Consolidated  statements of earnings for the years ended
 May 31, 1999, 1998 and 1997                                          F-4

Consolidated statements  of  stockholders' equity (deficit)
 for the years ended May 31, 1999, 1998 and 1997                      F-5

Consolidated statements of cash flow for the years ended
 May 31, 1999, 1998 and 1997                                          F-6

Notes to consolidated financial statements                            F-7

Schedule II - Valuation and qualifying accounts                       S-1

                      REPORT OF INDEPENDENT CERTIFIED
                            PUBLIC ACCOUNTANTS



Board of Directors and Stockholders
International Airline Support Group, Inc.

We have audited the accompanying consolidated balance sheets of International Airline Support Group, Inc. and Subsidiary as of May 31, 1999 and 1998, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the three years ended May 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of International Airline Support Group, Inc. and Subsidiary as of May 31, 1999 and 1998 and the consolidated results of its operations and its consolidated cash flows for each of the three years ended May 31, 1999, in conformity with generally accepted accounting principles.

We have also audited Schedule II of International Airline Support Group, Inc. and Subsidiary for each of the three years ended May 31, 1999. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.




Fort Lauderdale, Florida
July 20, 1999

           INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS


                                    ASSETS


                                                                      MAY 31,
                                                               ----------------------
                                                               1999              1998
                                                         ----------        ----------
Current assets
  Cash and cash equivalents (Note A)                      $ 892,283         $ 438,403
  Accounts receivable, net of allowance for doubtful
   accounts of approximately $342,420 in 1999 and
   $514,000 in 1998                                       2,812,500         1,179,760
  Inventories (Notes A and D)                            11,131,059        11,744,924
  Deferred tax benefit (Note G)                           1,128,302         1,202,345
  Other current assets                                      134,274           194,618
                                                         ----------        ----------
        Total current assets                             16,098,418        14,760,050

Investments (Note A)                                          -                92,194

Property and equipment (Notes A and E)
  Aircraft and engines held for lease                     4,593,854         7,347,954
  Leasehold improvements                                    157,175            65,881
  Machinery and equipment                                   988,983           931,092
                                                         ----------        ----------
                                                          5,740,012         8,344,927
  Less accumulated depreciation                           1,734,503         1,969,138
                                                         ----------        ----------
        Property and equipment, net                       4,005,509         6,375,789
                                                         ----------        ----------

Other assets
  Investment in joint venture (Note B)                    2,373,572             -
  Deferred debt costs, net (Note A)                         360,406           513,222
  Deferred tax benefit (Note G)                           1,071,959         1,760,565
  Deposits and other assets                                  66,155           134,533
                                                         ----------        ----------
                                                          3,872,092         2,408,320
                                                         ----------        ----------
                                                       $ 23,976,019      $ 23,636,353
                                                         ==========        ==========
                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Current maturities of long-term obligations (Note E) $  1,455,600       $ 1,351,805
  Accounts payable                                          910,029           247,982
  Accrued liabilities (Note M)                            2,209,191         2,932,016
                                                         ----------        ----------
        Total current liabilities                         4,574,820         4,531,803

Long-term obligations, less current maturities (Note E)   8,138,059         8,296,063

Commitments and contingencies (Note F)                      -                    -

Stockholders' equity (Notes H and I)
  Preferred stock - $.001 par value; authorized
    2,000,000 shares; no shares outstanding in 1999
    and 1998, respectively                                  -                    -
  Common stock - $.001 par value; authorized 20,000,000
    shares; issued and outstanding 2,655,723 and
    2,562,667 shares in 1999 and 1998, respectively          2,655             2,562
  Additional paid-in capital                            13,936,089        13,511,610
  Unrealized loss on equity security                        -                (22,545)
  Accumulated deficit                                     (728,824)       (2,683,140)
  Common stock in treasury, at cost - 467,325
   shares in 1999                                       (1,946,780)             -
                                                        ----------        ----------
        Total stockholders' equity                      11,263,140        10,808,487
                                                        ----------        ----------
                                                    $   23,976,019     $  23,636,353
                                                        ==========        ==========



The accompanying notes are an intergral part of these statement.

           INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF EARNINGS


                                                                YEARS  ENDED  MAY 31,
                                                   ---------------------------------------
                                                        1999         1998         1997
                                                    -----------  -----------  ------------
Revenues
  Net sales                                      $   24,344,083 $ 25,647,782  $ 20,123,196
  Lease and service revenue                           3,327,859    2,314,830     1,108,702
                                                    -----------  -----------  ------------
        Total revenues                               27,671,942   27,962,612    21,231,898

Cost of sales, parts                                 18,196,982   16,781,517    12,679,915
Selling, general and administrative expenses          5,062,525    5,344,171     3,951,419
Depreciation                                          1,146,912    1,060,397       791,517
                                                    -----------  -----------  ------------
        Total costs                                  24,406,419   23,186,085    17,422,851

Equity in net earnings of unconsolidated
  joint venture (Note B)                              1,026,359       -              -
                                                    -----------  -----------  ------------

        Income from operations                        4,291,882   4,776,527      3,809,047

Interest expense                                      1,314,503   1,647,770      1,610,590
Interest and other (income) expense                     (13,082)    286,018        (60,632)
                                                    -----------  -----------  ------------
        Earnings before income taxes and
          extraordinary loss                          2,990,461   2,842,739      2,259,089

Provision (benefit) for income taxes (Note G)         1,036,145  (2,819,933)         -
                                                    -----------  -----------  ------------

        Earnings before extraordinary loss            1,954,316   5,662,672      2,259,089

Extraordinary loss on debt restructuring (Note C)        -           -             530,596
                                                    -----------  -----------  ------------

        Net earnings                                $ 1,954,316 $ 5,662,672    $ 1,728,493
                                                    =========== ===========   ============

Per share data:
  Earnings per common share - basic
    before effect of extraordinary item                   $ .77      $ 2.29         $ 1.37
    Extraordinary item                                      -           -             (.32)
                                                    -----------  -----------  ------------
        Net earnings                                      $ .77      $ 2.29         $ 1.05
                                                    =========== ===========   ============
  Weighted average shares outstanding used in basic
    calculation                                       2,550,940   2,471,025      1,646,629
                                                    =========== ===========   ============
  Earnings per common share - diluted
    before effect of extraordinary item                   $ .72      $ 2.03         $ 1.25
    Extraordinary item                                      -           -             (.29)
                                                    -----------  -----------  ------------
        Net earnings                                      $ .72      $ 2.03          $ .96
                                                    =========== ===========   ============
  Weighted average shares outstanding used in diluted
    calculation                                       2,720,513   2,793,414      1,806,938
                                                    =========== ===========   ============


The accompanying notes are an intergral part of these statement.

           INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARY

           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)


                                                                  Unrealized                 Common
                                   COMMON STOCK      Additional    Loss on                  Stock in
                          ------------------------
                          Number of          Par      Paid-In       Equity     Accumulated  Treasury,
                           SHARES           VALUE     CAPITAL      SECURITY     DEFICIT      AT COST        TOTAL
                          ----------       --------   ----------   --------    ------------  -------     -----------
Balance at June 1,
  1997                    4,041,779        $ 4,042  $ 2,654,332     $ -      $ (10,074,305)   $   -      $(7,415,931)

1 - for - 27 reverse
  Stock Split (Note C)   (3,892,084)        (3,892)       -           -              -            -           (3,892)

Issuance of Common
  Stock in exchange
  for extinguishment
  of Subordinated
  Debentures
  (Note C)                2,245,400          2,245   11,224,755       -              -            -       11,227,000

Costs incurred related
  to stock issuance
  (Note C)                   -                 -       (875,401)      -              -            -         (875,401)

Net earnings                 -                 -          -           -          1,728,493        -         1,728,493
                          ----------       --------   ----------   --------    ------------  -------     -----------

Balance at May 31,
  1997                    2,395,095          2,395   13,003,686       -         (8,345,812)       -         4,660,269

Exercise of stock
  options                   167,572            167      507,924       -              -            -           508,091

Unrealized loss on
  equity security              -               -          -        (22,545)          -            -            (22,545)

Net earnings                   -               -          -           -          5,662,672        -          5,662,672
                          ----------       --------   ----------   --------    ------------  -------     -----------

Balance at May 31,
  1998                    2,562,667          2,562   13,511,610    (22,545)     (2,683,140)       -         10,808,487

Exercise of stock
  options                    93,056             93      288,394       -               -           -            288,487

Tax benefit from exercise
  of stock options             -               -        136,085       -               -           -            136,085

Repurchase of common
  stock                        -               -           -          -               -      (1,946,780)    (1,946,780)

Sale of equity security        -               -           -        22,545            -           -             22,545

Net earnings                   -               -           -          -          1,954,316        -          1,954,316

                          ----------       --------   ----------   --------    ------------  -------     -----------

Balance at May 31,
  1999                    2,655,723       $ 2,655  $  13,936,089   $  -         $ (728,824) $(1,946,780)   $11,263,140
                          ==========      =========   ==========   =========    ===========   =========   ============

The accompanying notes are an intergral part of these statement.

           INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                    YEARS ENDED MAY 31,
                                                           -----------------------------------
                                                              1999        1998        1997
                                                          ----------    ---------   ----------
Cash flows from operating activities:
  Net earnings                                           $ 1,954,316  $ 5,662,672  $ 1,728,493
  Adjustments to reconcile net earnings to net cash
    provided by operating activities:
    Depreciation and amortization                          1,299,728    1,159,731    1,010,302
    Gain on sale of aircraft and engines held for lease     (865,276)    (267,109)       -
    Unrealized loss on equity securities                      22,545         -           -
    Loss on restructuring                                       -            -         530,596
    Earnings of joint venture                             (1,026,339)        -           -
    (Increase) decrease in deferred tax benefit              898,734   (2,890,247)     (66,428)
    (Increase) decrease in accounts receivable            (1,632,740)     374,270      640,461
    Decrease (increase) in inventories                       613,865      (99,640)  (2,433,481)
    Decrease (increase) in other current assets               60,324      (95,833)     (29,487)
    Decrease (increase) in other assets                       68,378      220,467     (303,500)
    Increase (decrease) in accounts payable and
      accrued liabilities                                    (60,778)     104,669     (494,754)
                                                          -----------   ----------   ----------

        Net cash provided by operating activities          1,332,857    4,168,980      582,202

Cash flows from investing activities:
  Distributions received from joint venture                  240,000         -            -
  Capital expenditures                                    (3,786,356)  (1,126,085)  (6,197,955)
  Sale (purchase) of investments                              92,194   (  114,729)        -
  Investment in  joint venture                            (1,587,213)        -            -
  Proceeds from sale of aircraft and engines held
   for lease                                               5,875,000      667,000         -

  Proceeds from sale of land and building                       -            -         750,000
                                                          -----------   ----------   ----------

        Net cash provided by (used in) investing
         activities                                          833,625     (573,814)  (5,447,955)

Cash flows from financing activities:
  Net borrowings (payments) under line of credit           2,047,754   (2,391,856)   7,397,930
  Borrowings under term loans                              2,576,000    3,100,000    6,750,000
  Payments under term loans                               (4,677,963)  (4,807,347)    (403,331)
  Purchase of treasury stock                              (1,946,780)        -            -
  Proceeds from the exercise of stock options                288,487      508,091         -
  Increase in deferred restructuring costs                      -            -        (540,641)
  (Increase) in deferred debt costs                             -         (31,376)    (675,785)
  Repayments of debt obligations                                -            -      (8,136,969)
                                                          -----------   ----------   ----------

        Net cash (used in) provided by financing
          activities                                      (1,712,502)  (3,622,488)   4,391,204
                                                          -----------   ----------   ----------

Net increase (decrease) in cash and cash equivalents         453,880      (27,322)    (474,549)

Cash and cash equivalents at beginning of year               438,403      465,725      940,274
                                                          -----------   ----------   ----------
Cash and cash equivalents at end of year                   $ 892,283    $ 438,403    $ 465,725
                                                          ==========    =========   =========

Supplemental disclosures of cash flow information
  (Note I):
  Cash paid during the year for:
    Interest                                             $ 1,161,687  $ 1,505,630 $ 1,321,259
                                                          ==========    =========   =========
    Income taxes                                         $    58,298  $   139,995 $     1,400
                                                          ==========    =========   =========


The accompanying notes are an intergral part of these statement.

         INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        MAY 31, 1999, 1998 AND 1997


NOTE A - DESCRIPTION OF COMPANY BUSINESS AND SIGNIFICANT
      ACCOUNTING POLICIES

   International Airline Support Group, Inc. and Subsidiary (the "Company") is primarily engaged in the sale of aircraft, aircraft parts, leasing of aircraft and engines and related services. Since its inception in 1982, the Company has become a primary source of replacement parts for widely operated aircraft models such as the McDonnell Douglas MD-80 and DC-9, and Embraer EMB-120.

     a) BASIS OF PRESENTATION

          The consolidated statements include the accounts of International Airline Support Group and its wholly-owned subsidiary. The related entities are collectively referred to as the ("Company"). All material intercompany transactions and balances have been eliminated in the consolidation and combination.

     b) CASH AND CASH EQUIVALENTS

          The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. Included in cash and cash equivalents at May 31, 1999 and May 31, 1998 is $0 and $225,496, respectively, of restricted cash representing maintenance reserves received on certain aircraft held for lease.

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

     e) DEFERRED DEBT COSTS

          The deferred debt costs relate to the costs associated with obtaining the Senior Secured Revolving Credit Loan Facility and the Senior Secured Term Loans. These costs are being amortized using the interest method over five years, the life of the respective debt issue. Accumulated amortization at May 31, 1999 and 1998, was $391,743 and $238,927, respectively.

     f) EARNINGS PER SHARE

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

                        MAY 31, 1999, 1998 AND 1997

NOTE A - DESCRIPTION OF COMPANY BUSINESS AND SIGNIFICANT
      ACCOUNTING POLICIES - Continued

     f) EARNINGS PER SHARE - Continued

          Basic net earnings per share equals net earnings divided by the weighted average shares outstanding during the year. The computation of diluted net earnings per share includes dilutive common stock equivalents in the weighted average shares outstanding. The reconciliation between the computations is as follows:

                                Basic        Basic  Diluted    Diluted
            NET  EARNINGS       SHARES        EPS   SHARES       EPS
            -------------     ---------     ------  ---------   ------
    1999    $ 1,954,316       2,550,940     $  .77  2,720,513   $  .72
    1998    $ 5,662,672       2,471,025     $ 2.29  2,793,414   $ 2.03
    1997    $ 1,728,493       1,646,629     $ 1.05  1,806,938   $  .96

          Included in diluted shares are common stock equivalents relating to options of 169,573, 322,389, and 160,309 for 1999, 1998 and 1997,
     respectively.

          Basic and diluted earnings per share for 1997 are $1.37 and $1.25, respectively, before and $1.05 and $.96, respectively, after the effect of the extraordinary charge of $530,596 or $.29 per share related to the loss on debt restructuring (Note C).

     g) REVENUE RECOGNITION

          Revenue from the sale of parts is recognized when products are shipped to the customer. Revenue from aircraft and engine sales is recognized when the Company has received consideration for the sales price and the risk of ownership has passed to the buyer. Lease and service revenue are recognized on an accrual basis, unless collectibility is uncertain.

     h) EMPLOYEE BENEFIT PLAN

          In fiscal 1992, the Company established a contributory 401(K) plan. The plan is a defined contribution plan covering all eligible employees of the Company, to which the Company makes certain discretionary matching contributions based upon the level of its employees' contributions. The amount charged to earnings in fiscal 1999, 1998 and 1997 was insignificant. The Company does not provide any health or other benefits to retirees.

     i) FAIR VALUE OF FINANCIAL INSTRUMENTS

          The carrying value of cash and cash equivalents, trade receivables, and accounts payable approximate fair value due to the short-term maturities of these instruments. The carrying value of the debt under the Senior Facility approximates fair value as it is floating rate debt.

     j) INCOME TAXES

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

NOTE A - DESCRIPTION OF COMPANY BUSINESS AND SIGNIFICANT
      ACCOUNTING POLICIES - Continued

     k) MANAGEMENT ESTIMATES

          The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting periods. Actual results could differ from those estimates.

     l) NEW ACCOUNTING PRONOUNCEMENT

          In 1998, the AICPA issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 establishes standards for accounting for internal use software projects. This Statement is effective for financial statements for fiscal years beginning after December 15, 1998 for costs incurred in those fiscal years for all projects, including projects in progress when the SOP was adopted. Management does not expect this Statement to have a material impact on the Company's financial statements.

          In 1998, the AICPA issued Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities." SOP 98-5 provides guidance on accounting for start-up costs and organization costs, which must be expensed as incurred. This Statement is effective for financial statements for fiscal years beginning after December 15, 1998. Management does not expect this Statement to have a material impact on the Company's financial statements.

          In June 1998, the FASB issued Statement of Financial Accounting Standards (FAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." FAS No. 133 establishes standards for accounting and reporting for derivative instruments, and conforms the requirements for treatment of different types of hedging activities. This statement is effective for all fiscal years beginning after June 15, 2000. Management does not expect this standard to have a significant impact on the Company's operations.

     m) INVESTMENTS

          Investments at May 31, 1998 represent equity securities, and are classified as available-for-sale as of May 31, 1998. Investments classified as available-for-sale are recorded at fair value and any temporary difference between an investment's costs and its fair value is presented as a separate component of stockholders' equity.

     n) RECLASSIFICATIONS

          Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

     o) COMPREHENSIVE INCOME

          In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 130 (SFAS 130), "Reporting Comprehensive Income." This statement is effective for fiscal years commencing after December 15, 1997 and has no impact on the Company's fiscal 1999 financial statements.

                                                                (continued)

         INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        MAY 31, 1999, 1998 AND 1997

NOTE A - DESCRIPTION OF COMPANY BUSINESS AND SIGNIFICANT
      ACCOUNTING POLICIES - Continued

     p) BUSINESS SEGMENT AND GEOGRAPHIC AREA INFORMATION

          The Company sells aircraft and aircraft parts, and leases aircraft to foreign and domestic customers. Most of the Company's sales take place on an unsecured basis, and a majority of the sales are to aircraft operators. The Company's revenues are derived primarily from customers located in the United States and all of the Company's long lived assets are located in the United States. No customer accounted for more than 10% of the Company's sales in fiscal 1999, 1998 and 1997.

     q) ACCOUNTING FOR STOCK BASED COMPENSATION

          Commencing June 1, 1996, the Company accounts for non-qualified options issued to non-employees, under SFAS 123, "Accounting for Stock Based Compensation." The exercise price of all options granted by the Company equals the market price at the date of grant. Thus, no compensation expense is recognized. The Company's employee stock option plans are accounted for using the intrinsic value method under APB 25. The Company provides disclosure of certain pro forma information as if the fair value-based method had been applied in measuring compensation expense (see Note H).

NOTE B - INVESTMENT IN JOINT VENTURE

   On September 16, 1998, the Company entered into a joint venture (the "Air41 Joint Venture") for the acquisition of 20 DC-9-41H aircraft from Scandinavian Airlines System ("SAS"). The aircraft were leased back to SAS and the leases had an average term of 39 months. The Company's original investment in the Air41 Joint Venture was $1.4 million, which represents a 50% ownership interest. The Company's Air41 Joint Venture partner is AirCorp, Inc., a privately held company which is controlled by officers of one of the Company's largest customers. The aircraft purchases were financed through the joint venture, utilizing non-recourse debt to the partners. In connection with this financing, the Company had to post a $1.5 million letter of credit. The Company and its joint venture partner are collectively guarantors on the Air41
   Joint Venture's obligation as the lessor of the aircraft. The Air41 Joint Venture is accounted for under the equity method and the leases are treated as operating leases.

   The Company is exploring opportunities for the aircraft after the end of the term of the leases with SAS. Such opportunities include releasing the aircraft with SAS, leasing the aircraft to one or more different lessee(s), selling the aircraft, parting out the aircraft, or directly placing the aircraft into either passenger or cargo service, whereby the Company may have a principal interest in an airline. At this time, the Company has no firm commitment for the aircraft after the SAS leases expire. A condensed summary of the joint venture's operations follows:

                                                   As of
                                               MAY 31, 1999
                                               ------------

          Partners' capital accounts           $ 4,747,144
                                               ============

                                             Period from September 16,
                                              1998 (Date of Inception)
                                               THROUGH MAY 31, 1999
                                               -------------------

          Revenues                           $ 10,200,000
          Expenses                              8,147,282
                                               ----------
          Net earnings                       $  2,052,718
                                               ==========

         INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        MAY 31, 1999, 1998 AND 1997

         INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        MAY 31, 1999, 1998 AND 1997

   NOTE B - INVESTMENT IN JOINT VENTURE - Continued

   Included   in   the   Company's   consolidated   retained   earnings  is
   approximately $670,000 relating to this joint venture.

NOTE C - RESTRUCTURING OF CAPITAL

   On October 3, 1996, the Company completed a restructuring of its capital structure. Pursuant to the restructuring, the Company effected a 1-for-27 reverse split of its common stock, issued approximately 2,245,400 shares of common stock in exchange for the entire $10 million principal amount outstanding and related accrued interest of its 8% Convertible Debentures of $1,227,000, and redeemed the entire $7.7 million principal amount outstanding of its 12% Senior Notes with the proceeds of an advance under a credit agreement entered into on October 3, 1996 with the Bank of New York (See Note E). Consummation of the restructuring cured all defaults with respect to the Debentures and the Senior Notes. Upon completion of the restructuring, costs incurred related to the restructuring and issuance of common stock of $875,401 were recorded as an offset to paid in capital. The transaction resulted in an after tax charge of $530,596, which has been recorded as an extraordinary item.

NOTE D - INVENTORIES

   Inventories at May 31, 1999 and 1998 consisted of the following:

                                                  1999         1998
                                            -----------  -----------
     Aircraft parts                         $ 8,679,059 $ 11,294,924
     Aircraft and engine available for sale   2,452,000      450,000
                                            -----------  -----------
                                           $ 11,131,059 $ 11,744,924
                                            ===========   ==========

NOTE E - LONG-TERM OBLIGATIONS

   Long-term obligations at May 31, 1999 and 1998 consisted of the following:

                                                  1999         1998
                                           -----------  -----------
     Senior Secured Revolving Credit Loans $ 7,053,829 $ 5,006,075
     Senior Secured Term Loan - A            1,654,230   2,081,793
     Senior Secured Term Loan - B               -        2,560,000
     Senior Secured Term Loan - C and D        885,600        -
                                             9,593,659   9,647,868
     Less:  Current maturities               1,455,600   1,351,805
                                           -----------  -----------
                                           $ 8,138,059 $ 8,296,063
                                           =========== ===========


                                                                (continued)

         INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        MAY 31, 1999, 1998 AND 1997

NOTE E - LONG-TERM OBLIGATIONS - Continued

   In October 1996 the Company entered into a Credit Agreement with the Bank of New York, which provides for a $3 million term loan (Term Loan-
   A) and up to an $11 million revolving credit. The Credit Facility is secured by substantially all of the assets of the Company and availability of amounts for borrowing is subject to certain limitations and restrictions. The interest rate on the Credit Facility which fluctuates based on certain financial ratios of the Company, was the lenders prime rate less .25% at May 31, 1999 (7.50%). The revolving line of credit was increased to $13 million in March 1997 and to $14 million in fiscal 1998. As of May 31, 1999, the available line of credit is approximately $5.7 million. The credit agreement includes certain covenants which provide, among other things, restrictions relating to the maintenance of consolidated net worth and other financial ratios, as well as a restriction on the payment of dividends.

   In March 1997, the Company entered into a Second Term Loan (Term Loan-B) with the Bank of New York under the Credit Facility for an additional $3,750,000. The Term Loan is collateralized by certain aircraft purchased by the Company with the proceeds from the loan. The Company repaid this term loan in full in fiscal 1999.

   During fiscal 1998, the Credit Agreement was amended twice to create two additional term loan facilities (term loans C and D) in the amounts of $1.5 million and $1.6 million and to add $1 million (for capital expenditures) to the revolving credit line. The two additional term loans were repaid in full in fiscal 1998. In fiscal 1999, the Company borrowed an additional $1.8 million on these additional term loans of which $900,000 was paid prior to end of fiscal 1999.

   The scheduled maturities of long-term obligations in each of the next four years until maturity subsequent to May 31, 1999 are as follows:
   2000 - $1,455,600, 2001 - $698,641 and 2002 - $7,439,418.

   Subsequent to year-end, the Company borrowed $5,500,000 under a new term loan under the credit facility to finance the purchase of two aircraft under lease. The Company borrowed an additional $1 million under the Senior Secured Revolving Credit Loan to make a $1 million refundable deposit related to the purchase of a third aircraft.

NOTE F - COMMITMENTS AND CONTINGENCIES

   LEASES

   The Company leases warehouse facilities as well as certain equipment under long-term operating lease agreements. Rental expense under these leases for the years ended May 31, 1999, 1998 and 1997 was approximately $286,900, $280,000 and $36,000, respectively. At May 31, 1999, the future minimum payments on non-cancellable operating leases are as follows: 2000 - $276,500, 2001 - $232,961, and 2002 - $223,619.

   The Company currently leases aircraft and engines to customers under long-term operating lease agreements. In addition to minimum base rentals, the lease agreement requires additional rent based upon aircraft and engine usage. The net investment in aircraft and engines held for or leased to customers was approximately $3,749,380 and $4,330,000 at May 31, 1999 and 1998, respectively.

         INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        MAY 31, 1999, 1998 AND 1997

NOTE G - INCOME TAXES

   The provision (benefit) for income taxes for the years ended May 31, 1999, 1998 and 1997 is as follows:

                                       1999          1998        1997
                                   ----------    ---------   ---------
     Current provision:
       Federal                       $ 76,138     $ 69,906    $ 72,663
       State                             -            -           -
                                   ----------   -----------  ---------
                                       76,138       69,906      72,663
     Deferred provision               960,007   (2,889,839)    (72,663)
                                   ----------    ---------   ---------
                                  $ 1,036,145 $ (2,819,933)   $   -
                                   ==========   ==========   =========


   The tax effect of the Company's temporary differences and carryforwards is as follows:

                                                  1999         1998
                                              ----------   ----------
      Deferred tax (benefits) - current:
        Reserve for overhaul costs            $    -       $ (82,000)
        Bad debt reserve                       (129,000)    (193,000)
        Inventory capitalization               (311,000)    (191,000)
        Accrued payroll                        (169,000)    (358,000)
        Accrued vacation                        (15,000)     (15,000)
        Reserve for inventory                  (504,000)    (363,000)
                                              ----------   ----------
                                           $ (1,128,000) $ (1,202,000)
                                             ===========  ============


                                                    1999           1998
                                                 ------------  ------------
      Deferred tax liabilities (benefits)
        - non-current:
        Air41 Joint Venture                         $ 210,000    $    -
        Depreciation and amortization                 513,000      553,000
        Net operating loss carryforward - federal (1,327,000) (1,806,000) Net operating loss carryforward - state (256,000) (307,000)
        Minimum tax credit - federal                 (303,000)    (227,000)
        Other, net                                     91,000       26,000
                                                 ------------  ------------
                                                 $ (1,072,000)$ (1,761,000)
                                                 ============ =============

   The Company recorded a valuation allowance equal to the amount of the deferred tax benefits at May 31, 1997. In fiscal 1998, the Company completely relieved the $2,586,000 valuation allowance as they determined that it was more likely than not that the Company would recognize the deferred tax benefits based on the Company's recent earnings history and management's estimate that future profits will be sufficient to realize these benefits.



                                                                (continued)

         INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        MAY 31, 1999, 1998 AND 1997


NOTE G - INCOME TAXES - Continued

   The following table summarizes the differences between the Company's effective tax rate and the statutory federal rate as follows:

                                             1999       1998       1997
                                            -----      ------     -----
     Statutory federal rate                 34.0%       34.0%     34.0%
     Tax benefit from net operating
       loss carryforward                      -       (134.2)    (30.7)
     State income taxes                      1.7         -          -
     Other                                  (1.1)        1.0      (3.3)
                                            -----      ------     -----
     Effective tax rate                     34.6%      (99.2)%     -. %
                                            ====       ======     =====

   The Company has net operating loss carryforwards for federal tax purposes of approximately $3.5 million. The net operating losses will expire in years 2010 and 2011. The Company also has a federal minimum tax credit carryover of approximately $303,000 which may be utilized in future years to the extent that the regular tax liability exceeds the alternative minimum tax. Certain provisions of the tax law may limit the net operating loss and credit carryforwards available for use in any given year in the event of a significant change in ownership interest.

NOTE H - STOCK OPTIONS

   Under the terms of the Company's 1996 Stock Option Plan, the Company has 836,782 shares of common stock reserved. The exercise price of all options granted by the Company to the employees equals the market price at the date of the grant. No compensation expense has been recognized. The options, other than those issued to the executive officers, vest immediately and expire 10 years from the date of the grant.

   On December 3, 1998, the Company's Board of Directors approved and ratified the repricing of certain unexercised employee stock options granted under the Company's stock option plans. As a result, options granted to purchase 131,173 shares of the Company's common stock were repriced from $4.50 - $6.94 per share to $3.31 per share. The 131,173 shares are reflected in both the granted and cancelled captions in the accompanying table. The pro forma effect on earnings from this repricing is included in the pro forma net earnings shown below.

   Had compensation expense for the Stock Option Plan and non-qualified options to employees been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123, the Company's net earnings and earnings per share would have been changed to the pro forma amounts below.

                                            1999         1998         1997
                                       ----------- ----------- -----------
          Net earnings
             As reported               $ 1,954,316 $ 5,662,672 $ 1,728,493
             Pro forma                 $ 1,743,076 $ 5,400,656 $ 1,150,122

          Basic earnings per share
             As reported               $       .77 $      2.29 $      1.05
             Pro forma                 $       .68 $      2.19 $       .70

          Diluted earnings per share
             As reported               $       .72 $      2.03 $       .96
             Pro forma                 $       .64 $      1.93 $       .63

                                                                (continued)

         INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        MAY 31, 1999, 1998 AND 1997

   NOTE H - STOCK OPTIONS - Continued

   The above pro forma disclosures may not be representative of the effects on reported net earnings for future years as certain options vest over several years and the Company may continue to grant options to employees.

   The fair value of each option grant is estimated on the date of grant using the binomial option-pricing model with the following weighted-average assumptions used for grants in fiscal 1999, 1998 and 1997, respectively: dividend yield of 0.0 percent for all years; expected volatility of 40 percent, 40 percent and 30 percent; risk-free interest rates of 5.50 percent; 5.50 percent and 6 percent; and expected holding periods of 4 years.

   A summary of the status of the Company's fixed stock options as of May 31, 1999, 1998 and 1997, and changes during the years ending on those dates is as follows:


                          MAY   31,1999          MAY    31, 1998          MAY 31, 1997
                         ------------------      ------------------       --------------
                                  Weighted-               Weighted-            Weighted-
                                   Average                 Average              Average
                                  Exercise                 Exercise            Exercise
                       SHARES      PRICE           SHARES    PRICE    SHARES     PRICE
                       -------    --------         -------   -----    ------    -------
   Outstanding at
     beginning of year 563,210    $ 3.42          598,609  $ 2.99    269,500     $ .70
   Granted             254,173      3.31          137,173    4.82    598,609      2.99
   Exercised           (93,056)     3.10         (167,572)   3.03       -
   Cancelled          (131,173)     4.78           (5,000)   3.00   (269,500)      .70
   Outstanding at
     end of year       593,154      3.12          563,210    3.42    598,609      2.99
                       -------    --------        -------   -----    -------    -------

   Options exercisable
     at end of year    437,174                    415,012            392,430
   Weighted-average
     fair value of options
     granted during
     the year           $ 1.28                     $ 1.90             $  .97


   The  following  information applies to options outstanding at May 31, 1999:

                                     OPTIONS  OUTSTANDING          OPTIONS EXERCISABLE
                                   ----------------------------    ------------------------
                                    Weighted -
                                    Average
                                    Remaining     Weighted -                   Weighted -
     Ranges of                      Contractual     Average                     Average
   EXERCISE PRICES    SHARES          LIFE        EXERCISE PRICE    SHARES   EXERCISE PRICE
   ---------------    ------          ----        --------------   -------   --------------
   $2.75 - $3.31     593,154          8.21           $ 3.12        437,174       $ 3.16


 INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        MAY 31, 1999, 1998 AND 1997

   NOTE I - STOCK REPURCHASE

   In the third quarter of 1999, the Company began acquiring shares of its common stock in connection with a stock repurchase program approved by the Board of Directors in December 1998. During the six months ended May 31, 1999, the Company repurchased 467,325 shares of its common stock at an average price of $4.16 for a total expenditure of $1,946,780. The Company does not currently have a formal plan in place to purchase any additional shares; however, the Company is authorized by the Board to make further purchases if deemed to be in the best interests of the Company. Any such purchases must be also approved by the Company's bank. In June 1999 and July 1999, the Company purchased an additional 4,200 shares of the Company's common stock for approximately $19,000.

NOTE J - SUPPLEMENTAL CASH FLOW DISCLOSURE

   In fiscal 1997, the Company completed a restructuring of its capital (See Note C). In conjunction with this restructuring, the Company incurred the following noncash financing activity:

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

   The net change in inventory in fiscal 1999 and 1998, as derived from the change in balance sheet amounts, has been adjusted for the following items:

                                            1999         1998        1997
                                          ----------- --------  ----------
          Net (decrease) increase in
            inventory                     $ (613,865) $ 99,640 $ 2,367,969
          Transfer of aircraft from
            inventory to held for lease         -         -        303,064
          Exchange of aircraft held
            for lease for inventory             -         -       (237,552)
                                          ----------- --------  ----------
          Cash flow impact from
            change in inventory           $ (613,865) $ 99,640 $ 2,433,481
                                          =========== ======== ===========

NOTE K - RELATED PARTY TRANSACTIONS

   Under the commission agreement entered into with the Company during fiscal 1994, an outside director is entitled to 3-4% of revenues generated from sales to customers brought in by the director plus a fixed monthly fee. The Company paid the outside director approximately $96,000, $96,000 and $6,000 for the years ended May 31, 1999, 1998 and
   1997.  This agreement expires in fiscal 2000, but is renewable annually.





                                                                (continued)

   In connection with obtaining the Credit Agreement with the Bank of New York, the Company agreed to pay the placement agent a $250,000 placement fee. A director of the Company was a principal of the placement agent. In fiscal 1997, the Company paid the placement agent $200,000 of this fee, and the remaining $50,000 was paid in fiscal 1998. In addition, the Company paid this director $86,000 during both fiscal 1999 and 1998 for services rendered to the Company in connection with the identification and evaluation of acquisition opportunities.

   An executive of one of the Company's significant customers is also an executive of the Company's partner in the Air41 Joint Venture. Total sales to this customer were approximately $1.6 million, $2 million, and $339,000 in fiscal 1999, 1998, and 1997, respectively. As of May 31,
   1999 and 1998, the accounts receivable from this customer was approximately $109,000 and $16,000, respectively. During fiscal 1999, the Company purchased three engines from the Company's joint venture partner for $3,120,000. Currently, these engines are on lease to unrelated third parties.

   An executive officer of the Company is a member of the Board of Directors of one of the Company's customers. The Company both purchases and sells inventory to this customer. Total sales to this customer were $33,847, $0 and $0 in fiscal 1999, 1998 and 1997, respectively. As of May 31, 1999 and 1998, the accounts receivable from this customer was approximately $69,000 and $0, respectively. Total purchases from this customer were approximately $1.2 million, $0 and $0 in fiscal 1999, 1998 and 1997, respectively. In fiscal 1999, the Company received $250,000 of consulting income from this customer. As of May 31, 1999 and 1998, the Company has a payable to this customer of $756,049 and $0, respectively.

NOTE L - FOURTH QUARTER ADJUSTMENTS

   In  fiscal 1998, the Company recorded a fourth quarter  tax  benefit  of
   approximately   $1,100,000  as  a  result  of  adjusting  the  Company's
   estimated deferred tax assets.

   In fiscal 1997, the Company recorded a fourth quarter tax benefit of approximately $102,000 as a result of adjusting the estimated effective tax rate used during the year.

NOTE M - ACCRUED LIABILITIES

   Accrued liabilities consist of the following items:

                                                      1999         1998
                                                 -----------   ----------
          Customer deposits                        $ 350,097    $ 110,902
          Accrued repair costs                     1,124,859      582,319
          Accrued legal costs                          -          209,550
          Accrued payroll                            597,442    1,019,883
          Accrued property taxes                      48,214       13,270
          Accrued offering expenses                     -         129,032
          Reserve for repair of leased aircraft         -         698,818
          Other                                       88,579      168,242
                                                 -----------   ----------
                                                 $ 2,209,191  $ 2,932,016

   NOTE N - YEAR 2000

   The Year 2000 issue relates to limitations in computer systems and applications that may prevent proper recognition of the Year 2000. The potential effect of the Year 2000 issue on the Company and its business partners will not be fully determinable until the Year 2000 and thereafter. If Year 2000 modifications are not properly completed either by the Company or entities with which the Company conducts business, the Company's revenues and financial condition could be adversely impacted.

NOTE O - EMPLOYMENT AGREEMENTS

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

NOTE P - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                First       Second        Third         Fourth
    YEAR                       QUARTER      QUARTER      QUARTER       QUARTER    TOTAL
------------------------       -------      -------      ------        -------   -------

                   (IN THOUSANDS, EXCEPT FOR PER SHARE INFORMATION)
   1999
   Revenues                    $ 5,575      $ 5,836     $ 5,729       $ 10,532  $ 27,672
   Operating income              1,017        1,226       1,246            803     4,292
   Net earnings available
     for common shareholders       442          529         555            418     1,954
   Earnings per share - basic      .17          .21         .22            .17       .77
   Earnings per share - diluted    .16          .20         .21            .15       .72

   1998
   Revenues                    $ 5,567      $ 6,092     $ 6,429        $ 9,875  $ 27,963
   Operating income              1,184        1,166       1,219          1,208     4,777
   Net earnings available
     for common shareholders       985          912       1,713          2,053     5,663
   Earnings per share - basic      .41          .37         .70            .90      2.29
   Earnings per share - diluted    .36          .33         .61            .73      2.03
