Form 10-Q
period 1999-08-31
INTERNATIONAL AIRLINE SUPPORT GROUP INC
filed 1999-10-07
CIK 859307

SECURITIES  AND  EXCHANGE  COMMISSION
               Washington,  D.C.
                    20549

                  FORM  10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TOSECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.For the quarterly period ended
          August 31, 1999 or

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934.For the transition period from _____________ to _____________.

Commission file number     0-18352
                           -------

         INTERNATIONAL  AIRLINE  SUPPORT  GROUP,  INC.
         ---------------------------------------------

            DELAWARE                                   59-2223025
    ----------------------------------   ----------------------------------
   (State  or  other  jurisdiction  of   (IRS  Employer Identification  No.)
    incorporation  or  organization)

1954  Airport  Road,  Suite  200,  Atlanta,  GA             30341
-----------------------------------------------            ------
 (Address  of  principal  executive  offices)            (Zip Code)


Registrant's  telephone  number,  including  area  code:     (770) 455-7575
                                                              ------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

 YES    X          NO

APPLICABLE  ONLY  TO  CORPORATE ISSUERS:

Indicate  the  number of shares outstanding of each of the issuer's
classes  of  common  stock, as of the latest practicable date.     The number of
shares of the Company's common stock outstanding as of October 6, 1999 was 2,187,198.

                                  FORM 10-Q

          INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARY

                                  INDEX
                                                               Page  No.
                                                               ---------

Part  I     FINANCIAL  INFORMATION
          Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets                     3
            May  31,  1999  and  August 31, 1999

          Condensed Consolidated Statements  of  Earnings           4
            Three Months Ended August 31, 1998 and
            August  31,  1999

          Condensed Consolidated Statements of Cash Flows           5
           Three  Months  Ended  August  31,  1998  and
           August  31, 1999

          Notes to Condensed  Consolidated  Financial Statements    6

          Item  2. Management's  Discussion  and  Analysis
            of Financial Condition and Results of Operations        9

Part  II     OTHER  INFORMATION
          Item  1.  Legal  Proceedings                             15

          Item  6.   Exhibits  and  Reports on Form 8-K            15

                                                                       FORM 10-Q
            INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                      ASSETS

                                                   May  31,                      August  31
                                                    1999*                           1999
                                                -------------                   -----------
                                                                                (unaudited)
Current  assets
     Cash  and  cash  equivalents             $     892,283                $     1,509,497
     Accounts  receivable,  net  of
      allowance  for  doubtful  accounts
      of  approximately  $342,000  at
      May  31,  1999  and  $389,000  at
      August  31,  1999                           2,812,500                      2,459,465
     Inventories                                 11,131,059                     11,658,380
     Deferred  tax  benefit  -  current           1,128,302                      1,128,302
     Other  current  assets                         134,274                      1,412,385
                                                  ---------                      ---------
                    Total current assets         16,098,418                     18,168,029

Property  and  equipment
     Aircraft  and engines held for lease         4,593,854                     10,968,854
     Leasehold  improvements                        157,175                        155,617
     Machinery  and  equipment                      988,983                      1,019,642
                                                 ----------                      ---------
                                                  5,740,012                     12,144,113

     Accumulated  depreciation                    1,734,503                      2,003,474
                                                  ---------                      ---------
          Property  and  equipment,  net          4,005,509                     10,140,639

Other  assets
     Investment  in  joint  venture               2,373,572                      2,707,046
     Deferred  debt  costs,  net                    360,406                        411,830
     Deferred  tax  benefit                       1,071,959                        697,770
     Deposits  and  other  assets                    66,155                        374,533
                                                     ------                        -------
          Total  other  assets                    3,872,092                      4,191,179
                                                  ---------                      ---------
                                           $     23,976,019               $     32,499,847
                                                 ==========                     ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current  liabilities
     Current  maturities  of  long-term
      obligations                           $     1,455,600               $     2,340,978
     Accounts  payable                              910,029                     1,242,333
     Accrued  expenses                            2,209,191                     2,505,449
                                                  ---------                     ---------
             Total  current  liabilities          4,574,820                     6,088,760

Long-term  obligations,  less  current
   maturities                                     8,138,059                    14,568,587

Commitments  and  contingencies

Stockholders'  equity
     Preferred  stock  -  $.001  par  value;
      authorized  2,000,000  shares;
       0  shares  outstanding  at  May  31, 1999
       and August 31, 1999.                           -                            -
     Common  stock  -  $.001  par  value;
       authorized 20,000,000  shares; issued
       and  outstanding  2,655,723  shares
       at  May  31,  1999  and 2,658,723  shares
       at  August  31,  1999.                         2,655                        2,658
     Additional  paid-in  capital                13,936,089                   13,946,793
     Accumulated  deficit                          (728,824)                    (131,629)
     Common  stock  held  in  treasury,  at
      cost  -  467,325  shares  at May 31, 1999
      and 471,525 shares at August 31, 1999      (1,946,780)                  (1,975,322)
                                                 ----------                   -----------
              Total  stockholders'  equity       11,263,140                   11,842,500
                                                 ----------                   -----------
                                           $     23,976,019             $     32,499,847
                                                 ==========                   ==========

*Condensed  from  audited  Financial  Statements

The accompanying notes are an integral part of these condensed financial statements

                                                                       FORM 10-Q

            INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)


                                                           Three  Months  Ended
                                                    August  31,               August  31,
                                                       1998                      1999
                                                    ------------              ----------
Revenues
     Net  sales                                  $     4,788,384         $     8,329,082
     Lease  and  service  revenue                        786,562                 669,431
                                                         -------                 -------
                    Total  revenues                    5,574,946               8,998,513

Cost  of  sales                                        3,256,923               6,118,332
Selling,  general  and  administrative  expenses       1,042,884               1,706,872
Depreciation  and  amortization                          257,830                 277,766
                                                         -------                 -------
                    Total  operating costs             4,557,637               8,102,970
Equity  in  net  earnings  of
  unconsolidated  joint  venture                           -                     401,065
                                                      ----------                 -------

                    Earnings  from  operations         1,017,309               1,296,608

Interest  expense                                        310,489                 329,165
Interest  and  other  income                              (5,617)                 (3,942)
                                                         -------                 -------
                    Earnings  before  income  taxes      712,437                 971,385

Provision for income taxes                               270,726                 374,189
                                                         -------                 -------

                    Net  earnings                  $     441,711           $     597,196
                                                         =======                 =======


Per share data:

     Earnings  per  share  available  for
       common  stockholders  -  Basic              $        0.17           $       0.27

     Weighted  average  number  of  common
       stock  outstanding  -  Basic                    2,563,874              2,187,361
                                                       =========              =========

     Earnings  per  share  available  for
       common  stockholders  -  Diluted            $        0.16           $       0.25

     Weighted  average  number  of  common
       stock  outstanding  -  Diluted                  2,820,264              2,372,705
                                                       =========              =========

The accompanying notes are an integral part of these condensed financial statements

                                                                       FORM 10-Q

            INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                  Three months ended

                                                      August  31,                August  31,
                                                         1998                       1999
                                                      ----------                 ----------
Cash  flows  from  operating  activities:
     Net  earnings                                 $     441,711              $     597,196
     Adjustments  to  reconcile  net  earnings
        to  net  cash (used  in)  provided  by
        operating  activities:
          Depreciation  and  amortization                257,830                    277,766
          Earnings  of  joint  venture                      -                      (401,065)
          Provision  for  doubtful  accounts              39,745                     47,914
          Increase  in  inventory                     (2,034,595)                  (527,321)
          Changes  in  other  assets  and
           liabilities                                (1,570,591)                   661,162
                                                      ----------                   --------

                    Total  adjustments                (3,307,611)                    58,456

                    Net cash (used in) provided
                    by operating activities           (2,865,900)                   655,652

Cash  flows  from  investing  activities:
     Capital  equipment  additions                       (33,031)                   (29,101)
     Aircraft  and  engine  expenditures                    -                    (7,375,000)
     Proceeds  from  sale  of  engine held for lease     265,000                       -
     Distributions  from unconsolidated joint venture       -                        90,000
     Investment  in  unconsolidated  joint  venture   (1,000,000)                   (22,409)
                                                       ---------                  ----------

                    Net cash used in investing
                     activities                         (768,031)                (7,336,510)

Cash flows from financing activities:
     Net increase in debt obligations                  3,555,862                  7,315,906
     Proceeds from exercise of employee stock
      options                                             14,250                     10,708
     Repurchase of common stock                             -                       (28,542)
                                                       ---------                   --------

                    Net cash provided by financing
                     Activities                        3,570,112                   7,298,072
                                                       ---------                   ---------

Net  increase  (decrease)  in  cash                      (63,819)                    617,214
Cash and cash equivalents at beginning of period         438,403                     892,283
                                                       ---------                   ---------

Cash and cash equivalents at end of period         $     374,584             $     1,509,497
                                                         =======                   =========


The accompanying notes are an integral part of these condensed financial statements.

              INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain adjustments (consisting only of normal and recurring adjustments) necessary to present fairly International Airline Support Group, Inc. and Subsidiary's condensed consolidated balance sheets as of May 31, 1999 and August 31, 1999, the condensed consolidated statements of earnings for the three months ended August 31, 1998 and August 31, 1999, and the condensed consolidated statements of cash flows for the three months ended August 31, 1998 and August 31, 1999.

     The accounting policies followed by the Company are described in the May 31, 1999 financial statements.

The results of operations for the three months ended August 31, 1999 are not necessarily indicative of the results to be expected for the full year.

2.     Inventories consisted of the following:

                              May  31,1999          August  31,1999
                              ------------         ----------------
     Aircraft  parts          $  8,679,059            $  8,163,159
     Aircraft  and  Engines
        available  for  sale     2,452,000               3,495,221
                               ------------           -----------
                               $11,131,059             $11,658,380
                               ============            ===========

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

Financial Accounting Standards Board (FASB) Statement 128 "Earnings Per Share" was adopted by the Company on January 1, 1998 and requires the dual presentation of basic and diluted earnings per share on the face of the statement of earnings. The reconciliation between the computation is as follows:

Three  Months
 Ended            Net          Basic      Basic    Diluted      Diluted
 August  31,      Earnings     Shares      EPS     Shares       EPS
 -----------      --------     ------      ---     ------       ---
 1998            $  441,711   2,563,874  $0.17     2,820,264   $0.16
 1999            $  597,196   2,187,361  $0.27     2,372,705   $0.25

     Included in diluted shares are common stock equivalents relating to stock options of 185,344 and 256,390 for the three months ended August 31, 1999 and 1998, respectively.


INTERNATIONAL  AIRLINE  SUPPORT  GROUP,  INC.  AND  SUBSIDIARIES
NOTES  TO  CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS
                     (Unaudited)

4.     Credit  Facility

     On October 3, 1996, the Company entered into the Credit Agreement, which provided for a $3 million term loan and up to an $11 million revolving credit. The Credit Agreement was amended on various occasions to create new term loan facilities and to increase the revolving credit to $14 million (collectively referred to as the "Credit Facility"). The Credit Facility is secured by substantially all of the assets of the Company and availability of amounts for borrowing is subject to certain limitations and restrictions. Such limitations and restrictions are discussed in the Company's Proxy Statement/Prospectus filed with the Securities and Exchange Commission on August 29, 1996.

5.     Supplemental  Cash  Flow  Disclosures:

     Cash payments for interest were $310,000 and $329,000 for the three months ended August 31, 1998 and August 31, 1999, respectively. Cash and cash equivalents include $582,651 and $1,138,000 of restricted cash at May 31, 1999 and August 31, 1999, respectively. Restricted cash includes customer receipts deposited into the Company's lockbox account, which are applied the next business day against the outstanding amount of the Credit Facility, and customer deposits on aircraft and engines leases.

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






INTERNATIONAL  AIRLINE  SUPPORT  GROUP,  INC.  AND  SUBSIDIARIES

NOTES  TO  CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS
                     (Unaudited)


7.     Treasury  Stock

     In the third quarter of 1999, the Company began acquiring shares of its common stock in connection with a stock repurchase program approved by the Company's Board of Directors and lender in December 1998. During the three months ended August 31, 1999, the Company repurchased 6,500 shares of its common stock at an average price of $4.39 for a total expenditure of $28,542. This repurchase brings the total number of shares repurchased to 471,525 at an average price of $4.17 and a total expenditure of $1,975,322. The Company does not have a formal plan in place to purchase any additional shares; however, the Company is authorized by the Board to make further purchases if deemed to be in the best interest of the Company. The Company's lender must also approve any such purchases.

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


RESULTS  OF  OPERATIONS:
------------------------

Revenues
--------

     Total revenue increased 61% from $5.6 million for the three months ended August 31, 1998 to $9.0 million for the three months ended August 31, 1999, primarily due to an increase in net sales slightly offset by a decrease in lease and service revenue. Net sales for the three months ended August 31, 1999 were $8.3 million compared to $4.8 million for the three months ended August 31, 1998, primarily relating to an increase in turboprop parts sales and aircraft sales. Net sales include parts sales as well as aircraft and engine sales. Aircraft and engine sales are unpredictable transactions and may fluctuate significantly from year to year, dependent, in part, upon the Company's ability to purchase an aircraft or engine at an attractive price and resell it within a relatively brief period of time, as well as the overall market for used aircraft or engines. Lease and service revenue decreased to $669,000 during the three months ended August 31, 1999 compared to $787,000 during the three months ended August 31, 1998, primarily due to an decrease in service revenue which was partially offset by a increase in lease revenue.

Cost  of  Sales
---------------

     Cost of sales increased from $3.3 million during the three months ended August 31, 1998 to $6.1 million during the three months ended August 31, 1999, resulting primarily from an increase in sales. As a percentage of total revenues, cost of sales for the three months ended August 31, 1999 was 68% compared to 58% for the three months ended August 31, 1998. This increase was due primarily to an increase in the sale of brokered parts at a lower gross margin than owned parts and a higher cost of sales for aircraft and engines during the three months ended August 31, 1999. As the Company continues to expand its brokered part sales, gross margins should decrease from historical levels, which reflect higher levels of sales of parts out of inventory.

Selling,  General  and  Administrative  Expenses
------------------------------------------------

     Selling, general and administrative expenses increased 64% from $1.0 million for the three months ended August 31, 1998 to $1.7 million for the three months ended August 31, 1999, primarily due to the increase in revenue resulting in increases in commissions, bonuses and outside professional fees.


     INTERNATIONAL  AIRLINE  SUPPORT  GROUP,  INC.  AND  SUBSIDIARY


Equity  in  Net  Earnings  of  Unconsolidated  Joint  Venture
-------------------------------------------------------------

Equity in Net Earnings of Unconsolidated Joint Venture for the three months ended August 31, 1999 was $401,000 compared to $0 during the three months ended August 31, 1998. This increase was due to the Air41 Joint Venture entered into during September 1998.


Depreciation  and  Amortization
-------------------------------

     Depreciation and amortization increased from $258,000 for the three months ended August 31, 1998 to $278,000 for the three months ended August 31, 1999.


Interest  Expense
-----------------

     Interest expense for the three months ended August 31, 1998 was $310,000 compared to $329,000 for the three months ended August 31, 1999. This increase in interest expense was due to a higher average of total debt outstanding during this period partially offset by a reduction in the interest rate assessed to the Company. (see Liquidity and Capital Resources)


Net  Earnings
-------------

     Earnings for the first quarter of fiscal 1999 were $0.25 per share - diluted, based on 2,372,705 weighted average shares outstanding, compared to earnings for the first quarter of fiscal 1998 of $0.16 per share - diluted, based on 2,820,264 weighted average shares outstanding, due to an increase in net earnings and a decrease in the number of shares outstanding relating to the Company's share repurchase program.


Treasury  Stock
---------------

     In the third quarter of 1999, the Company began acquiring shares of its common stock in connection with a stock repurchase program approved by the Company's Board of Directors and lender in December 1998. During the three months ended August 31, 1999, the Company repurchased 6,500 shares of its common stock at an average price of $4.39 for a total expenditure of $28,542. This repurchase brings the total number of shares repurchased to 471,525 at an average price of $4.17 and a total expenditure of $1,975,322. The Company does not have a formal plan in place to purchase any additional shares; however, the Company is authorized by the Board to make further purchases if deemed to be in the best interest of the Company. The Company's lender must also approve any such purchases.




     INTERNATIONAL  AIRLINE  SUPPORT  GROUP,  INC.  AND  SUBSIDIARY

Liquidity  and  Capital  Resources
----------------------------------

     The Credit Agreement originally entered into by the Company in October of 1996 provided for a $3 million term loan and up to an $11 million revolving credit. The Credit Agreement has been amended to create several new term loan facilities and to increase the revolving credit to $14 million (collectively referred to as the "Credit Facility"). The revolving credit facility matures in October 2001 and the term loans mature between March 2000 and October 2001. The interest rate that the Company is assessed is subject to fluctuation and may change based upon certain financial covenants. As of October 5, 1999, the interest rate under the Credit Facility was the lender's base rate minus 0.25% (8.00%). The Credit Facility is secured by substantially all of the assets of the Company and availability of amounts for borrowing is subject to certain limitations and restrictions. Such limitations and restrictions are discussed in the Company's Proxy Statement/Prospectus filed with the Securities and Exchange Commission on August 29, 1996.

Net cash provided by (used in) operating activities for the three months ended August 31, 1999 and August 31, 1998 were $656,000 and ($2,866,000), respectively. The cash provided by operating activities for the three months ended August 31, 1999 was due primarily to an increase in accounts payables partially offset by an increase in inventory. The cash used in operating activities for three months ended August 31, 1998 was due primarily to an increase in inventories of $2.0 million, an increase in accounts receivables and a decrease in accounts payables.

     Net cash used for investing activities for the three months ended August 31, 1999 amounted to $7,337,000 compared to $768,000 for the three months ended August 31, 1998. The net cash used for investing activities for the three months ended August 31, 1999 was primarily the result of the purchase of two aircraft on lease and a deposit for the purchase of a third aircraft. The net cash used for investing activities for the three months ended August 31, 1998 was primarily the result of a deposit on an investment in a joint venture that closed subsequent to the end of the quarter offset by the proceeds from the sale of an engine that had been held for lease.

Net cash provided by financing activities for three months ended August 31, 1999 amounted to $7,298,000 compared to $3,570,000 for the three months ended August 31, 1998. The net cash provided by financing activities for the three months ended August 31, 1999 was primarily the result of a net increase in debt obligations of $7.3 million dollars used primarily to purchase the two aircraft on lease and a deposit for the purchase of a third aircraft. The net cash provided by financing activities for the three months ended August 31, 1998 was primarily the result of a net increase in debt obligations of $3.6 million dollars, resulting from an increase in inventory and a deposit on an investment in a joint venture.




     INTERNATIONAL  AIRLINE  SUPPORT  GROUP,  INC.  AND  SUBSIDIARY


At August 31, 1999, the Company was permitted to borrow up to an additional $4.7 million pursuant to the revolving credit facility. The Company believes that amounts available to be borrowed pursuant to the Credit Agreement and its working capital will be sufficient to meet the requirements of the Company's business for the foreseeable future. The Company had no material commitments for capital expenditures as of August 31, 1999.


Recent  Accounting  Pronouncements
----------------------------------

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


Year  2000  Issues
------------------

     The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. These programs can fail by misinterpreting dates beyond the year 1999, which could cause possible miscalculations, and a disruption in the operation of such systems. This is commonly referred to as the Year 2000 issue. The Company has identified four major areas of concern regarding the Year 2000 issue: Internal Information Systems, External Facilities, Materials Held for Sale, and Outside Vendors' Information Systems and Materials.



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

Forward  Looking  Statements
----------------------------

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

(a)     Exhibits
        --------

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

 21      Subsidiaries. Filed herewith.

 27      Financial     Filed herewith.
         Data
         Schedule.




     27     Financial  Data  Schedule.     Filed  herewith.
     --     --------------------------     ----------------

          (b)     Reports  on  Form  8-K
                  ----------------------

     None

INTERNATIONAL  AIRLINE  SUPPORT  GROUP,  INC.  AND  SUBSIDIARIES

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL  AIRLINE  SUPPORT  GROUP,  INC.
--------------------------------------------
            (Registrant)





/s/James M. Isaacson     October 7, 1999
----------------------   -----------------
James  M.  Isaacson               Date
Chief  Financial  Officer