Form 10-Q
period 1999-11-30
INTERNATIONAL AIRLINE SUPPORT GROUP INC
filed 2000-01-10
CIK 859307

SECURITIES  AND  EXCHANGE  COMMISSION
                          Washington, D.C. 20549

                                FORM 10-Q

(Mark One)
[ X  ]    QUARTERLY REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF
          THE SECURITIES EXCHANGE ACT OF 1934.For the quarterly period ended November 30, 1999 or

[    ]    TRANSITION REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF
          THE SECURITIES EXCHANGE ACT OF 1934.

For  the  transition period  from  _____________  to _____________.

        Commission  file  number     0-18352
                                     -------

              INTERNATIONAL  AIRLINE  SUPPORT  GROUP,  INC.
             --------------------------------------------


                 Delaware                               59-2223025
                ----------                              ----------
   (State  or  other  jurisdiction  of   (IRS  Employer Identification  No.)
     incorporation  or  organization)


     1954 Airport Road, Suite 200, Atlanta, GA             30341
     -----------------------------------------             -----
     Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code:     (770) 455-7575
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

The number of shares of the Company's common stock outstanding as of January 4, 2000 was 2,187,198.


INTERNATIONAL  AIRLINE  SUPPORT  GROUP,  INC.  AND  SUBSIDIARYINDEX

                                                                 Page  No.
                                                                 ---------
Part  I     FINANCIAL  INFORMATION

          Item  1.   Financial  Statements

          Condensed Consolidated  Balance  Sheets as of              3
           May 31, 1999  and  November  30, 1999

          Condensed Consolidated Statements of Earnings              4
           for  the  Three  Months  and Six Months
              Ended  November  30,1998  and  1999

          Condensed Consolidated Statements of Cash Flows            5
            for the Six Months  Ended
            November  30,  1998  and  1999

          Notes  to  Condensed Consolidated  Financial               6
            Statements

          Item  2.   Management's  Discussion  and  Analysis
            of  Results  of Operations and Financial Condition       9

Part II     OTHER INFORMATION

Item  1.  Legal  Proceedings                                        14

          Item  4.   Submission  of  Matters  to  a
            Vote of Security Holders                                14

          Item 6. Exhibits  and  Reports  on  Form  8-K             15

                                        3
            INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                      ASSETS

                                                        May  31,                    November  30
                                                           1999*                            1999
                                                    -------------                    -----------
                                                                                     (unaudited)

Current  assets
     Cash  and  cash  equivalents                   $     892,283                 $     797,703
     Accounts  receivable,  net  of  allowance  for
       doubtful  accounts of  approximately
       $342,000  at  May  31,  1999  and  $436,000
       at November  30,  1999                           2,812,500                     2,109,760
     Inventories                                       11,131,059                    12,405,723
     Deferred  tax  benefit  -  current                 1,128,302                     1,128,302
     Other  current  assets                               134,274                       592,525
                                                          -------                       -------
                    Total current assets               16,098,418                    17,034,013

Property  and  equipment
     Aircraft  and engines held for lease               4,593,854                    10,968,854
     Leasehold  improvements                              157,175                       164,059
     Machinery  and  equipment                            988,983                     1,048,940
                                                          -------                     ---------
                                                        5,740,012                    12,181,853
     Accumulated  depreciation                          1,734,503                     2,301,440
                                                        ---------                     ---------
          Property  and  equipment,  net                4,005,509                     9,880,413

Other  assets
     Investment  in  joint  venture                     2,373,572                     3,042,219
     Deferred  debt  costs,  net                          360,406                       333,194
     Deferred  tax  benefit                             1,071,959                       400,238
     Deposits  and  other  assets                          66,155                        50,206
                                                           ------                        ------
          Total  other  assets                          3,872,092                     3,825,857
                                                        ---------                     ---------
                                                 $     23,976,019              $     30,740,283
                                                 =     ==========              =     ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current  liabilities
     Current  maturities  of  long-term
      obligations                                $      1,455,600              $      2,340,805
     Accounts  payable                                    910,029                     1,037,840
     Accrued  expenses                                  2,209,191                     1,851,566
                                                        ---------                     ---------
                    Total  current  liabilities         4,574,820                     5,230,211

Long-term  obligations,  less  current  maturities      8,138,059                    13,256,910

Stockholders'  equity
     Preferred  stock  -  $.001  par  value;
       authorized  2,000,000  shares; 0 shares
       outstanding  at  May 31, 1999 and
       November 30, 1999                                    -                             -
     Common  stock  -  $.001  par  value;
      authorized  20,000,000  shares; issued  and
      outstanding  2,655,723  shares  at  May  31,
       1999 and 2,658,723  shares  at
       November  30,  1999                                  2,655                         2,658
     Additional  paid-in  capital                      13,936,089                    13,946,793
     (Accumulated  deficit)  retained  earnings          (728,824)                      279,033
     Common  stock  held  in  treasury,  at
      cost  -  467,325  shares  at May 31, 1999 and
      471,525 shares at November 30, 1999              (1,946,780)                   (1,975,322)
                                                       -----------                   ----------
                 Total  stockholders'  equity          11,263,140                    12,253,162
                                                       -----------                   ----------
                                                 $     23,976,019              $     30,740,283
                                                 =     ==========              =     ==========

*Condensed  from  audited  Financial  Statements

The accompanying notes are an integral part of these condensed financial statements

                                                                       FORM 10-Q

            INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARY

                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)


                                                        Three  Months  Ended                           Six  Months  Ended
                                                             November  30,                                  November  30,

                                                         1998                1999                   1998                1999
                                                     ------------        -----------            ----------          ----------
Revenues
     Net  sales                                   $     5,041,727    $     5,249,175       $     9,830,111         $13,578,257
     Lease  and  service  revenue                         794,236            958,258             1,580,798           1,627,687
                                                      ------------        -----------            ----------          ----------
                    Total  revenues                     5,835,963          6,207,433            11,410,909          15,205,944

Cost  of  sales                                         3,501,982          3,843,089             6,758,905           9,961,421
Selling,  general  and  administrative  expenses        1,117,854          1,354,107             2,160,738           3,060,978
Depreciation and amortization                             337,842            313,187               595,672             590,954
                                                     ------------        -----------            ----------          ----------
                    Total  operating costs              4,957,678          5,510,384             9,515,315          13,613,353
Equity  in  net  earnings  of
  unconsolidated  joint  venture                          348,106            420,737               348,106             821,802
                                                     ------------        -----------            ----------          ----------

                    Earnings  from  operations          1,226,391          1,117,786             2,243,700           2,414,393

Interest  expense                                         341,539            390,574               652,028             719,740
Interest  income  and  other (income) expenses             15,003            (23,887)                9,387             (27,829)
                                                     ------------        -----------            ----------          ----------
                    Earnings  before  income  taxes       869,849            751,099             1,582,285           1,722,482

Provision  for  income  taxes                             330,541            297,532               601,267             671,720
                                                     ------------        -----------            ----------          ----------

                    Net  earnings                   $     539,308      $     453,567               981,018     $     1,050,762
                                                     ============        ===========            ==========          ==========
Per  share  data:
     Earnings  per  share  available  for
       common  stockholders - basic                 $        0.21      $        0.21            $     0.38     $          0.48

     Weighted  average  number  of  common
       stock  outstanding  -  basic                     2,569,167          2,187,198             2,566,520           2,187,762
                                                     ============        ===========            ==========          ==========

     Earnings  per  share  available  for
       common  stockholders  -  diluted             $        0.20      $        0.20            $     0.35     $          0.45

     Weighted  average  number  of  common
       stock  outstanding  -  diluted                   2,723,198          2,324,796             2,779,285           2,326,034
                                                     ============        ===========            ==========          ==========



The accompanying notes are an integral part of these condensed financial statements

                                                                       FORM 10-Q

            INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                            Six  Months  ended
                                                                                November  30,
                                                                          1998                1999
                                                                      ----------          ----------
Cash  flows  from  operating  activities:
     Net  earnings                                                 $     981,018     $     1,050,762
     Adjustments  to  reconcile  net  earnings  to  net  cash
       (used  in)  provided  by  operating  activities:
          Depreciation  and  amortization                                595,672             590,954
          Loss  on  sale  of  investment                                  20,074                -
          Undistributed  equity  in earnings of joint venture           (348,106)           (821,802)
          Provision  for  income  taxes  -  deferred                     330,541             671,720
          Changes  in  assets  and  liabilities                       (1,834,010)         (1,312,291)

                    Total  adjustments                                (1,235,829)           (871,419)

                    Net  cash  (used  in)  provided  by
                     operating  activities                              (254,811)            179,343

Cash  flows  from  investing  activities:
     Capital  equipment  additions                                       (43,421)            (66,841)
     Investment  in unconsolidated joint venture                      (1,514,000)               -
     Proceeds  from  sale  of  investment                                 94,665                -
     Distributions  received from joint venture, net                        -                153,155
     Additions  to aircraft and engines held for lease, net           (1,949,917)         (6,375,000)

                    Net  cash  used in investing activities           (3,412,673)         (6,288,686)

Cash  flows  from  financing  activities:
     Net  increase  in  debt  obligations                              3,809,507           6,004,056
     Proceeds  from  exercise  of  employee  stock  options               23,250              10,707

                    Net cash provided by financing activities          3,832,757           6,014,763

Net  increase  (decrease)  in  cash                                      165,273             (94,580)
Cash  and  cash  equivalents  at  beginning  of  period                  438,403             892,283

Cash  and  cash equivalents at end of period                       $     603,676       $     797,703
                                                                   =     =======       =     =======



INTERNATIONAL  AIRLINE  SUPPORT  GROUP,  INC.  AND  SUBSIDIARY

NOTES  TO  CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS
                     (Unaudited)


1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain adjustments (consisting only of normal and recurring adjustments) necessary to present fairly International Airline Support Group, Inc. and its Subsidiary's condensed consolidated balance sheets as of May 31, 1999 and November 30, 1999, the condensed consolidated statements of earnings for the three and six months ended November 30, 1998 and 1999, and the condensed consolidated statements of cash flows for the six months ended November 30, 1998 and 1999.

     The accounting policies followed by the Company are described in the May 31, 1999 financial statements.

     The results of operations for the three and six months ended November 30, 1999 are not necessarily indicative of the results to be expected for the full year.


2.     Inventories  consisted  of  the  following:

                                  May  31,  1999       November  30,  1999
                                  --------------      --------------------

     Aircraft  parts                $  8,679,059            $  7,168,762
     Aircraft  and  Engines
        available  for  sale           2,452,000               5,236,961
                                    ------------             -----------
                                     $11,131,059             $12,405,723
                                    ============             ===========
3.     Earnings  Per  Share

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

          Financial Accounting Standards Board (FASB) Statement 128 "Earnings Per Share" was adopted by the Company on January 1, 1998 and requires the dual presentation of basic and diluted earnings per share on the face of the statement of earnings. The reconciliation between the computation is as follows:

     Three  Months
     Ended                Net          Basic        Basic    Diluted    Diluted
     November  30,        Earnings     Shares       EPS      Shares     EPS
     -------------        --------     ------         ---    ------     ---
     1998               $  539,308     2,569,167     $0.21   2,723,198   $0.20
     1999               $  453,567     2,187,198     $0.21   2,324,796   $0.20




INTERNATIONAL  AIRLINE  SUPPORT  GROUP,  INC.  AND  SUBSIDIARY

NOTES  TO  CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS
                 (Unaudited)

     Six  Months
     Ended            Net          Basic      Basic    Diluted      Diluted
     November  30,    Earnings     Shares     EPS      Shares       EPS
     -------------    --------     ------     ---      ------       ---

     1998          $  981,018     2,566,520   $0.38   2,779,285     $0.35
     1999          $1,050,762     2,187,279   $0.48   2,326,034     $0.45

     Included in diluted shares are common stock equivalents relating to stock options of 154,031 and 137,598 for the three months ended November 30, 1998 and 1999, respectively, and 212,765 and 138,755 for the six months ended November 30, 1998 and 1999, respectively.

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

5.     Supplemental  Cash  Flow  Disclosures:

     Cash payments for interest were $537,611 and $550,127 for the six months ended November 30, 1998 and November 30, 1999, respectively. Cash and cash equivalents include $582,651 and $159,950 of restricted cash at May 31, 1999 and November 30, 1999, respectively. Restricted cash includes customer receipts deposited into the Company's lockbox account, which are applied the next business day against the outstanding amount of the Credit Facility, and customer deposits on aircraft and engines leases.

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

7.     Treasury  Stock

     In the third quarter of 1999, the Company began acquiring shares of its common stock in connection with a stock repurchase program approved by the Company's Board of Directors and lender in December 1998. During the six months ended November 30, 1999, the Company repurchased 6,500 shares of its common stock at an average price of $4.39 for a total expenditure of $28,542. This repurchase brings the total number of shares repurchased to 471,525 at an average price of $4.19 and a total expenditure of $1,975,322. The Company does not have a formal plan in place to purchase any additional shares; however, the Company is authorized by the Board to make further purchases if deemed to be in the best interest of the Company. The Company's lender must also approve any such purchases.

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

RESULTS  OF  OPERATIONS:
------------------------

Revenues
--------

     Total revenue for the three and six months ended November 30, 1999 was $6.2 million and $15.2 million, respectively, compared to $5.8 million and $11.4 million, respectively, during the three and six months ended November 30, 1998. Net sales for the three and six months ended November 30, 1999 were $5.2 million and $13.6 million, respectively, compared to $5.0 million and $9.8 million, respectively, during the three and six months ended November 30, 1998, primarily relating to an increase in turboprop parts sales and aircraft and engine sales. Net sales include parts sales as well as aircraft and engine sales. Aircraft and engine sales are unpredictable transactions and may fluctuate significantly from year to year, dependent, in part, upon the Company's ability to purchase an aircraft or engine at an attractive price and resell it within a relatively brief period of time, as well as the overall market for used aircraft or engines. Lease and service revenue increased to $958,000 and $1.6 million, respectively, for the three and six months ended November 30, 1999 from $794,000 and $1.6 million, respectively, for the three and six months ended November 30, 1998, primarily due to an increase in service revenue and the lease of two aircraft to Skywest Airlines. Under the equity method of accounting, lease revenue from the Air41 Joint Venture is not included in the Company's revenue.


Cost  of  Sales
---------------

     Cost of sales increased 10% from $3.5 million during the three months ended November 30, 1998 to $3.8 million during the three months ended November 30, 1999. Cost of sales increased 47% from $6.8 million during the six months ended November 30, 1998 to $10.0 million during the six months ended November 30, 1999. These increases were due primarily to increases in revenue, an increase in the sale of brokered parts and a higher cost of sales for aircraft and engines. As the Company continues to expand its brokered part sales, gross margins should decrease from historical levels, which reflect higher levels of sales of parts out of inventory. As a percentage of total revenues, cost of sales for the three and six months ended November 30, 1998 was 60.0% and 59.2%, respectively, compared to 61.9% and 65.5% during the three and six months ended November 30, 1999, respectively. The increase in costs of sales as a percentage of total revenue is due to an increase in the sale of brokered parts at a lower gross margin than owned parts. As the sales of brokered parts is expected to increase, the gross profit percentage should continue to decline in the future.

INTERNATIONAL  AIRLINE  SUPPORT  GROUP,  INC.  AND  SUBSIDIARY


Selling,  General  and  Administrative  Expenses
------------------------------------------------

     Selling, general and administrative expenses increased 21% from $1.1 million during the three months ended November 30, 1998 to $1.4 million during the three months ended November 30, 1999. Selling, general and administrative expenses increased 42% from $2.2 million during the six months ended November 30, 1998 to $3.1 million during the six months ended November 30, 1999. These increases are due, in part, to the increase in revenue resulting in increases in commissions, bonuses and outside professional fees, higher advertising and promotional expenses, and an increase in the provision for doubtful accounts. In addition during the six months ended November 30, 1998, the Company's provision for doubtful accounts was offset by the recovery of a certain doubtful account. Selling, general, and administrative costs as a percentage of total revenue were 21.8% and 20.1%, respectively, for the three and six months ended November 30, 1999 compared to 19.2% and 18.9%, respectively, for the three and six months ended November 30, 1998.


Depreciation  and  Amortization
-------------------------------

     Depreciation and amortization for the three and six months ended November 30, 1998 totaled $338,000 and $596,000, respectively, compared to $313,000 and $591,000, respectively, for the three and six months ended November 30, 1999, respectively.

Interest  Expense
-----------------

     Interest expense for the three and six months ended November 30, 1998 was $342,000 and $652,000, respectively, compared to $391,000 and $720,000 for the three and six months ended November 30, 1999, respectively. This increase in interest expense was due to a higher average of total debt outstanding during this period partially offset by a reduction in the interest rate assessed to the Company (see Liquidity and Capital Resources).

Treasury  Stock
---------------

     In the third quarter of 1999, the Company began acquiring shares of its common stock in connection with a stock repurchase program approved by the Company's Board of Directors and lender in December 1998. During the three months ended November 30, 1999, the Company repurchased 6,500 shares of its common stock at an average price of $4.39 for a total expenditure of $28,542. This repurchase brings the total number of shares repurchased to 471,525 at an average price of $4.19 and a total expenditure of $1,975,322. The Company does not have a formal plan in place to purchase any additional shares; however, the Company is authorized by the Board to make further purchases if deemed to be in the best interest of the Company. The Company's lender must also approve any such purchases.

     INTERNATIONAL  AIRLINE  SUPPORT  GROUP,  INC.  AND  SUBSIDIARY


Net  Earnings
-------------

     Earnings per share - diluted for the second quarter of fiscal 2000 were $0.20, based on 2,324,796 weighted average shares outstanding, compared to earnings per share - diluted for the second quarter of fiscal 1999 of $0.20, based on 2,723,198 weighted average shares outstanding. Earnings per share - diluted for the first six months of fiscal 2000 were $0.45, based on 2,326,034 weighted average shares outstanding, compared to earnings per share - diluted for the first six months of fiscal 1999 of $0.35 per share - diluted, based on 2,779,285 weighted average shares outstanding. The decrease in the weighted average shares outstanding - basic and diluted is the result of the Company's stock repurchase program.


Liquidity  and  Capital  Resources
----------------------------------

     The Credit Agreement originally entered into by the Company in October of 1996 provided for a $3 million term loan and up to an $11 million revolving credit. The Credit Agreement has been amended to create several new term loan facilities and to increase the revolving credit to $14 million (collectively referred to as the "Credit Facility"). The revolving credit facility matures in October 2001 and the term loans mature between March 2000 and October 2001. The interest rate that the Company is assessed is subject to fluctuation and may change based upon certain financial covenants. As of January 4, 2000, the interest rate under the Credit Facility was the lender's base rate (8.25%) minus 0.25%. The Credit Facility is secured by substantially all of the assets of the Company and availability of amounts for borrowing is subject to certain limitations and restrictions. Such limitations and restrictions are discussed in the Company's Proxy Statement/Prospectus filed with the Securities and Exchange Commission on August 29, 1996.

Net cash provided by/used in operating activities for the six months ended November 30, 1999 and November 30, 1998 were $179,000 and $250,000, respectively.  The  cash  provided  by operating activities for six months ended
November 30, 1999 was due primarily to improved collection of accounts receivables. The cash used in operating activities for the six months ended November 30, 1998 was due primarily to an increase in accounts receivables.

     Net cash used for investing activities for the six months ended November 30, 1999 amounted to $6,289,000 compared to $3,413,000 for the six months ended November 30, 1998. The net cash used for investing activities for the six months ended November 30, 1999 was primarily the result of the use of $6,375,000 to purchase aircraft and engines. The net cash used for investing activities for the six months ended November 30, 1998 was primarily the result of an investment in the Air41 Joint Venture and the addition of three JT8D-15 engines held for lease offset by the proceeds from the sale of an engine that had been held for lease.

     INTERNATIONAL  AIRLINE  SUPPORT  GROUP,  INC.  AND  SUBSIDIARY

-------------------------------------------


Net cash provided by financing activities for the six months ended November 30, 1999 amounted to $6,015,000 compared to $3,833,000 for the six months ended November 30, 1998. The net cash provided by financing activities for the six months ended November 30, 1999 was the result of a net increase in debt obligations of $6 million due to the borrowing of funds for the acquisition of aircraft and engines. The net cash provided by financing activities for the six months ended November 30, 1998 was primarily the result of a net increase in debt obligations of $3.8 million due to the borrowing of funds for the acquisition of the three JT8D-15 engines and the investment in the Air41 Joint Venture.

     At January 4, 2000, the Company was permitted to borrow up to an additional $2.4 million pursuant to the revolving credit facility. As operations are currently conducted, the Company believes that amounts available to be borrowed pursuant to the Credit Agreement and its working capital will be sufficient to meet the requirements of the Company's business for the foreseeable future (see discussion in Recent Developments below). The Company had no material commitments for capital expenditures as of November 30, 1999.

Recent  Developments
--------------------


     The Company intends to file an application for an Air Carrier Certificate under Part 135 of the regulations of the Federal Aviation Administration or to purchase a company that has a Part 135 certificate. A Part 135 certificate permits the holder to operate aircraft for cargo transportation service up to a maximum payload of 7,500 pounds or on-demand passenger charter service for up to 30 passengers. The Company intends to initiate service by the first quarter of fiscal 2001. Earnings could be negatively impacted due to investment in this subsidiary. The Company is evaluating the possibility of raising capital by issuing debt or equity securities of the subsidiary to finance the startup and initial operations of this subsidiary.

     As of January 4, 2000, the Company owns four Embraer EMB-120 aircraft that are not currently under lease. The Company intends to sell or lease these aircraft; however, the aircraft are currently in maintenance for repairs. While these aircraft are in maintenance and until they are utilized, future earnings could be negatively impacted because the interest expense associated with debt incurred to purchase the aircraft may not be offset by revenues generated from the sale or lease of the aircraft.

     INTERNATIONAL  AIRLINE  SUPPORT  GROUP,  INC.  AND  SUBSIDIARY

Recent  Accounting  Pronouncements
----------------------------------

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
------------------

     The Company experienced no disruptions in the operation of its internal information systems or in the availability of its facilities during its transition to year 2000. The Company is not aware that any of its vendors experienced any disruptions during their transitions to year 2000 or that there have been any year 2000 problems with its material held for sale. The Company will continue to monitor the transition to year 2000 and will act promptly to resolve any problems that occur.

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

Item  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     The Registrant conducted an annual meeting of its stockholders on October 7, 1999. The Registrant solicited proxies pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. There was no solicitation in opposition to management's solicitation and all persons nominated by the Registrant for election to its Board of Directors at the annual meeting were so elected. The following sets forth a brief description of each other matter acted upon during the Annual Meeting, indicating the number of votes cast for, against and withheld, and the number of non-broker votes as to each matter.

1. The approval of amendments to the Registrant's Restated and Amended Certificate of Incorporation and Restated Bylaws to provide for a Board of Directors of not less than one nor more than 15 directors, as may be determined by the Board of Directors from time to time.

For:     974,986          Against:  452,857
Abstain:  10,282     Brokered  Non-Vote:  0

2. The approval of an amendment to the Company's 1996 Long Term Incentive and Share Award Program to increase by 109,000 the number of shares available for grant under the Plan.

For:  901,724          Against:  530,222
Abstain:  6,179     Brokered  Non-Vote:  0


3. To ratify the appointment of Grant Thornton LLP as the Company's independent auditors for the fiscal year ending May 31, 2000.

For:  1,388,999     Against:  47,982
Abstain:  1,144     Brokered  Non-Vote:  0

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

 2.12    Eighth Amendment             Filed herewith
         dated as of December 8, 1998
         1999, between BNY Financial
         Corporation and the Registrant
         and related to the Credit
         Agreement.

 2.13    Ninth Amendment             Filed herewith
         dated as of July 1, 1999
         between BNY Financial
         Corporation and the Registrant
         and related to the Credit
         Agreement.


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

 10.15   Operating                   Incorporated  by  reference  to Exhibit 10.14 to the
         Air41    LLC,               Exhibit 10.15 to the 1999 Form 10-K
         dated as of
         September 9,
         1998,  by and
         between
         AirCorp, Inc.
         and the
         Company

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


 27      Financial                    Filed herewith.
         Data
         Schedule.

              (b)     Reports  on  Form  8-K
                  ----------------------

     The Registrant filed a Current Report on Form 8-K on October 8, 1999. The date of the report was also October 8, 1999. The report filed the consent of Grant Thornton LLP to the incorporation of the audit report of such firm into other filings made by the Registrant pursuant to the Securities Exchange Act of 1034, as amended.

INTERNATIONAL  AIRLINE  SUPPORT  GROUP,  INC.  AND  SUBSIDIARY

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL  AIRLINE  SUPPORT  GROUP,  INC.
--------------------------------------------
            (Registrant)





/s/James  M.  Isaacson     January  5,  2000
----------------------     -----------------
James  M.  Isaacson             Date
Chief  Financial  Officer