Form 10-Q
period 2000-02-29
INTERNATIONAL AIRLINE SUPPORT GROUP INC
filed 2000-04-17
CIK 859307

UNITED STATES
                   SECURITIES  AND  EXCHANGE  COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-Q

(Mark One)
[ X ]     QUARTERLY REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934.

For  the  quarterly  period ended February 29, 2000 or

[    ]     TRANSITION REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF THE
SECURITIES EXCHANGE ACT OF 1934.

For  the  transition  period  from  ________________  to __________________.

Commission  file  number     0-18352
                             -------

              INTERNATIONAL  AIRLINE  SUPPORT  GROUP,  INC.
              --------------------------------------------

Delaware                                                59-2223025
----------------------------------           ----------------------------------
(State  or  other  jurisdiction  of          (IRS  Employer Identification  No.)
 incorporation  or  organization)

1954  Airport  Road,  Suite  200,  Atlanta,  GA            30341
-----------------------------------------------         ----------
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

     The number of shares of the registrant's common stock outstanding as of April 7, 2000 was 2,190,198.

                                    FORM  10-Q

       INTERNATIONAL  AIRLINE SUPPORT  GROUP,  INC.  AND SUBSIDIARIES


INDEX
                                                                       Page  No.
                                                                       ---------
Part  I     FINANCIAL  INFORMATION
          Item  1.   Unaudited  Financial  Statements

          Condensed  Consolidated  Balance Sheets as of
             May 31,  1999  and  February  29,  2000                      3

         Condensed Consolidated  Statements  of  Earnings
             for  the  Three Months  and  Nine  Months
             Ended  February  28,  1999  and  February  29,  2000         4

         Condensed  Consolidated  Statements  of  Cash Flows for
            The Nine  Months  ended  February  28,  1999
            and  February  29,  2000                                      5

         Notes to Unaudited  Condensed  Consolidated  Financial
             Statements                                                   6

         Item  2.   Management's  Discussion  and  Analysis
             of  Financial  Condition  and  Results of Operations         9

Part II     OTHER INFORMATION

          Item  1.   Legal  Proceedings                                  14

          Item  6.   Exhibits  and  Reports  on  Form  8-K               14

The accompanying notes are an integral part of these condensed financial statements
                                        3
                                                                       FORM 10-Q
           INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                      ASSETS

                                                                May  31,                    February  29,
                                                                  1999*                         2000
                                                              -------------                 -----------
                                                                                             (unaudited)
Current  assets
     Cash  and  cash  equivalents                             $     892,283                $     838,008
     Accounts  receivable,  net  of  allowance  for
       doubtful  accounts of  approximately  $342,000
       at  May  31,  1999  and  $477,000  at
       February  29,  2000                                        2,812,500                    3,054,183
     Inventories                                                 11,131,059                   14,731,691
     Deferred  tax  benefit  -  current                           1,128,302                    1,128,302
     Other  current  assets                                         134,274                      759,916
                                                                    -------                      -------
                    Total current assets                         16,098,418                   20,512,100

Property  and  equipment
     Aircraft  and  engines held for lease                        4,593,854                    9,928,854
     Leasehold  improvements                                        157,175                      162,639
     Machinery  and  equipment                                      988,983                    1,055,247
                                                                    -------                    ---------
                                                                  5,740,012                   11,146,740

     Accumulated  depreciation                                    1,734,503                    2,362,052
                                                                  ---------                    ---------
          Property  and  equipment,  net                          4,005,509                    8,784,688

Other  assets
     Investment  in  joint  venture                               2,373,572                    3,396,954
     Deferred  debt  costs,  net                                    360,406                      317,623
     Deferred  tax  benefit                                       1,071,959                      347,172
     Deposits  and  other  assets                                    66,155                         -
                                                                     ------                    ---------
          Total  other  assets                                    3,872,092                    4,061,749
                                                                  ---------                    ---------
                                                           $     23,976,019             $     33,358,537
                                                           =     ==========             =     ==========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current  liabilities
     Current  maturities  of  long-term  obligations       $     1,455,600              $     2,340,633
     Accounts  payable                                             910,029                    1,260,560
     Accrued  expenses                                           2,209,191                    2,153,867
                                                                 ---------                    ---------
                    Total  current  liabilities                  4,574,820                    5,755,060

Long-term  obligations,  less  current  maturities               8,138,059                   15,234,564

Stockholders'  equity
     Preferred  stock  -  $.001  par  value;  authorized
      2,000,000  shares; 0  shares  outstanding  at  May 31, 1999
      and February 29, 2000                                          -                            -
     Common  stock  -  $.001  par  value;  authorized
      20,000,000  shares; issued  and  outstanding
     2,655,723  shares  at  May  31,  1999  and 2,658,723
     shares  at  February  29,  2000                                 2,655                       2,658
     Additional  paid-in  capital                               13,936,089                  13,903,738
     (Accumulated  deficit)  retained  earnings                   (728,824)                    437,839
     Common  stock  held  in  treasury,  at  cost - 467,325
      shares  at May 31, 1999 and 471,525 shares at
      February 29, 2000                                         (1,946,780)                 (1,975,322)
                                                                 ---------                   ---------
                    Total  stockholders'  equity                11,263,140                  12,368,913
                                                                 ---------                   ---------
                                                          $     23,976,019            $     33,358,537
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

The accompanying notes are an integral part of these condensed financial Statements

                                                                       FORM 10-Q

           INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)


                                                          Three  Months  Ended                         Nine  Months  Ended

                                                       February  28,        February  29,          February 28,      February 29,
                                                          1999                 2000                   1999                2000
                                                       ------------         -----------            ----------          ----------
Revenues
     Net sales                                      $     4,435,864     $     4,872,593      $     14,265,975    $     18,457,102
     Lease  and  service  revenue                         1,293,517             485,926             2,874,315           2,107,362
                                                      -------------       -------------         -------------     ---------------
                  Total  revenues                         5,729,381           5,358,519            17,140,290          20,564,464

Cost  of  sales                                           2,934,173           3,680,504             9,693,079          13,641,925
Selling,  general  and  administrative  expenses          1,627,168           1,231,872             3,787,906           4,292,851
Depreciation and amortization                               279,442             266,115               875,114             857,069
                                                      -------------       -------------         -------------     ---------------
Total  operating costs                                    4,840,783           5,178,491            14,356,099          18,791,845
Equity  in  net  earnings  of
  unconsolidated  joint  venture                            357,589             441,735               705,695           1,263,537
                                                       -------------       -------------         -------------    ---------------
                    Earnings from operations              1,246,187             621,763             3,489,886           3,036,156

Interest  expense                                           359,723             444,138             1,011,751           1,163,877
Interest  and  other income                                 (16,006)            (11,343)               (6,620)            (39,171)
                                                      -------------       -------------         -------------     ---------------
                    Earnings  before  income  taxes         902,470             188,968             2,484,755           1,911,450

Provision  for  income  taxes                               347,066              73,066               948,333             744,787
                                                      -------------       -------------         -------------     ---------------

                    Net  earnings                     $     555,404       $     115,902        $    1,536,422     $     1,166,663
                                                      =============       =============         =============     ===============
Per  share  data:
     Earnings  per  share  available  for
       common  stockholders - Basic                   $        0.22       $        0.05        $         0.60     $          0.53

     Weighted  average  number  of  shares  of
       common  stock  outstanding  - Basic                2,541,111           2,187,198             2,558,051           2,187,448
                                                      =============       =============         =============     ===============

     Earnings  per  share  available  for
       common  stockholders  -  Diluted               $        0.21       $        0.05        $         0.56     $          0.51

     Weighted  average  number  of  shares  of
       common  stock outstanding - Diluted                2,708,302           2,240,141             2,751,896           2,289,300
                                                      =============       =============         =============     ===============


The accompanying notes are an integral part of these condensed financial Statements

                                                                       FORM 10-Q

           INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                              Nine  months  ended
                                                                   February  28,                      February  29,
                                                                      1999                                2000
                                                                   ------------                        ----------
Cash  flows  from  operating  activities:
     Net  earnings                                              $     1,536,422                   $     1,166,663
     Adjustments  to  reconcile  net  earnings  to  net  cash
       provided  by  (used  in)  operating  activities:
          Depreciation  and  amortization                               875,114                           857,069
          Loss  on  sale  of  investment                                 20,074                              -
          Undistributed  equity  in earnings of joint venture          (705,695)                       (1,263,537)
          Provision  for  income  taxes  -  deferred                    948,333                           744,787
          Changes  in  assets  and  liabilities                      (1,632,948)                       (3,203,554)
                                                                   ------------                      -------------
                    Total  adjustments                                 (495,122)                       (2,865,235)

                    Net  cash  provided  by  (used  in)
                     operating  activities                            1,041,300                        (1,698,572)

Cash  flows  from  investing  activities:
     Capital  equipment  and  leasehold  improvements                   (64,284)                          (71,728)
     Investment  in  unconsolidated  joint  venture                  (1,514,000)                          (29,845)
     Proceeds  from  sale  of  investment                                94,665                              -
     Distributions  received  from  joint  venture                         -                              270,000
     Additions  to aircraft and engines held for lease, net          (1,949,917)                       (6,375,000)
                                                                   ------------                      -------------
                    Net  cash  used in investing activities          (3,433,536)                       (6,206,573)

Cash  flows  from  financing  activities:
     Net  increase  in  debt  obligations                             3,831,180                         7,981,538
     Proceeds  from  exercise  of  employee  stock  options              23,250                            10,707
     Repurchase  of  common  stock                                     (986,855)                          (18,000)
     Payment  of  debt  offering  costs                                    -                             (123,375)
                                                                     ----------                          ---------

                    Net cash provided by financing activities         2,867,575                         7,850,870
                                                                   ------------                      -------------

Net  (decrease)  increase  in  cash                                     475,339                           (54,275)
Cash  and  cash  equivalents  at  beginning  of  period                 438,403                           892,283
                                                                   ------------                      -------------

Cash  and  cash equivalents at end of period                      $     913,742                     $     838,008
                                                                  =============                     =============


The accompanying notes are an integral part of these condensed financial Statements

INTERNATIONAL  AIRLINE  SUPPORT  GROUP,  INC.  AND  SUBSIDIARIES

NOTES  TO  CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS
                     (Unaudited)

1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain adjustments (consisting only of normal and recurring adjustments) necessary to present fairly International Airline Support Group, Inc.'s condensed consolidated balance sheets as of May 31, 1999 and February 29, 2000, the condensed consolidated statements of earnings for the three and nine months ended February 28, 1999 and February 29, 2000, and the condensed consolidated statements of cash flows for the nine months ended February 28, 1999 and February 29, 2000.

     The accounting policies followed by the Company are described in the May 31, 1999 financial statements.

The results of operations for the three and nine months ended February 29, 2000 are not necessarily indicative of the results to be expected for the full year.

2.     Inventories  consisted  of  the  following:

                                     May  31,1999      February  29,2000
                                     ------------     ------------------

     Aircraft  parts                 $  8,679,059          $  7,325,209
     Aircraft  and  Engines
        available  for  sale            2,452,000             7,406,482
                                      -----------           -----------
                                      $11,131,059           $14,731,691
                                      ===========           ===========

3.     Earnings  Per  Share

     The Company's basic earnings per share is calculated by dividing net earnings by the weighted average shares outstanding during the period. The computation of diluted earnings per share includes all dilutive common stock equivalents in the weighted average shares outstanding. e reconciliation between the computation is as follows:

     Three  Months
     Ended
     February  28/     Net          Basic        Basic     Diluted      Diluted
     February  29,     Earnings     Shares       EPS       Shares       EPS
     -------------     --------     ------       ---       ------       ---
     1999              $555,404     2,541,111   $0.22     2,708,302     $0.21
     2000              $115,902     2,187,198   $0.05     2,240,141     $0.05

INTERNATIONAL  AIRLINE  SUPPORT  GROUP,  INC.  AND  SUBSIDIARIES

NOTES  TO  CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS
                          (Unaudited)

Nine  Months
Ended
February  28/     Net           Basic         Basic     Diluted    Diluted
February  29,     Earnings      Shares        EPS       Shares     EPS
-------------     --------      ------        ---       ------     ---
1999             $1,536,422     2,558,051     $0.60     2,751,896  $0.56
2000             $1,166,663     2,187,448     $0.53     2,289,300  $0.51

     Included in diluted shares are common stock equivalents relating to stock options of 167,191 and 52,943 for the three months ended February 28, 1999 and February 29, 2000, respectively, and 193,845 and 101,852 for the nine months ended February 28 1999 and February 29, 2000, respectively.

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

5.     Supplemental  Cash  Flow  Disclosures:

     Cash payments for interest were $891,000 and $1,005,000 for the nine months ended February 28, 1999 and February 29, 2000, respectively. Cash and cash equivalents include $582,651 and $84,639 of restricted cash at May 31, 1999 and February 29, 2000, respectively. Restricted cash includes customer receipts deposited into the Company's lockbox account, which are applied the next business day against the outstanding amount of the Credit Facility, and customer deposits on aircraft and engines leases.

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

INTERNATIONAL  AIRLINE  SUPPORT  GROUP,  INC.  AND  SUBSIDIARIES

NOTES  TO  CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS
                     (Unaudited)

6.     Joint  Venture  (cont.)

     The Company is exploring opportunities for the aircraft after the end of the term of the leases with SAS. Such opportunities include releasing the aircraft with SAS, leasing the aircraft to one or more different lessee(s), selling the aircraft, parting out the aircraft, or directly placing the aircraft into either passenger or cargo service, whereby the Company may have a principal interest in an airline. The first aircraft was returned by SAS and was immediately leased to a domestic lessee for a three-year term at a higher rental rate. At this time, the Company has no firm commitment for the remaining aircraft after the SAS leases expire.

7.     Treasury  Stock

     In the third quarter of 1999, the Company began acquiring shares of its common stock in connection with a stock repurchase program approved by the Company's Board of Directors and lender in December 1998. During the nine months ended February 29, 2000, the Company repurchased 6,500 shares of its common stock at an average price of $4.39 for a total expenditure of $28,542. This repurchase brings the total number of shares repurchased to 471,525 at an average price of $4.19 and a total expenditure of $1,975,322. The Company does not have a formal plan in place to purchase any additional shares; however, the Company is authorized by the Board to make further purchases if deemed to be in the best interest of the Company. The Company's lender must also approve any such purchases.

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

RESULTS  OF  OPERATIONS:
------------------------

Revenues
--------
     Total revenue for the three and nine months ended February 29, 2000 was $5.4 million and $20.6 million, respectively, compared to $5.7 million and $17.1 million, respectively, during the three and nine months ended February 28, 1999. Net sales for the three and nine months ended February 29, 2000 were $4.9 million and $18.5 million, respectively, compared to $4.4 million and $14.3 million, respectively, during the three and nine months ended February 28, 1999. Net sales include parts sales as well as aircraft and engine sales. Aircraft and engine sales are unpredictable transactions and may fluctuate significantly from year to year, dependent, in part, upon the Company's ability to purchase an aircraft or engine at an attractive price and resell it within a relatively brief period of time, as well as the overall market for used aircraft or engines. For the nine-month period, total revenue and net sales were higher due to an increase in aircraft and engine sales offset by a reduction in lease and service revenue. For the three-month period, total revenue was lower as the increase in net sales was not enough to offset the reduction in lease and service revenue. Lease and service revenue decreased from $1.3 million and $2.9 million, respectively, for the three and nine months ended February 28, 1999 to $486,000 and $2.1 million, respectively, for the three and nine months ended
February 29, 2000, primarily due to a reduction in service revenue as well as lower lease revenue as the Company has fewer aircraft and engines currently on lease. Under the equity method of accounting, lease revenue from the Air41 Joint Venture is not included in the Company's revenue.

Cost  of  Sales
---------------

     Cost of sales increased 25.4% from $2.9 million during the three months ended February 28, 1999 to $3.7 million during the three months ended February 29, 2000. Cost of sales increased 40.7% from $9.7 million during the nine months ended February 28, 1999 to $13.6 million during the nine months ended February 29, 2000. As a percentage of total revenues, cost of sales for the three and nine months ended February 29, 2000 was 69% and 66%, respectively, compared to 51% and 57% for the three and nine months ended February 28, 1999, respectively. These increases were due primarily to increases in net sales, an increase in the sale of brokered parts and a higher cost of sales for aircraft and engines. As the Company continues to expand its brokered part sales, gross margins should decrease from historical levels, which reflect higher levels of sales of parts out of inventory.

INTERNATIONAL  AIRLINE  SUPPORT  GROUP,  INC.  AND  SUBSIDIARIES

Selling,  General  and  Administrative  Expenses
------------------------------------------------

     Selling, general and administrative expenses decreased 24.3% from $1.6 million during the three months ended February 28, 1999 to $1.2 million during the three months ended February 29, 2000, primarily due to a decrease in salary and bonuses partially offset by an increase in insurance expenses. Selling, general and administrative expenses increased 13.3% from $3.8 million during the nine months ended February 28, 1999 to $4.3 million during the nine months ended February 29, 2000, primarily due to an increase in insurance costs, professional fees, commissions and advertising and marketing expenses.

Depreciation  and  Amortization
-------------------------------

     Depreciation and amortization for the three and nine months ended February 28, 1999 totaled $279,000 and $875,000, respectively, compared to $266,000 and $857,000 for the three and nine months ended February 29, 2000, respectively.

Interest  Expense
-----------------

     Interest expense for the three and nine months ended February 28, 1999 was $360,000 and $1.0 million, respectively, compared to $444,000 and $1.2 million for the three and nine months ended February 29, 2000, respectively. The increase in interest expense from 1999 to 2000 was due to an increase in total debt outstanding during this period from $13.5 million at February 28, 1999 to $17.6 million at February 29, 2000.

Interest  and  other  income
----------------------------

     Interest and other income for the three and nine months ended February 29, 2000 was $11,000 and $39,000, respectively, compared to $16,000 and $7,000 for the three and nine months ended February 28, 1999, respectively.


Net  Earnings
-------------

     Earnings per share - diluted for the third quarter of fiscal 2000 were $0.05 compared to earnings per share - diluted for the third quarter of fiscal 1999 of $0.21, based on 2,240,141 and 2,708,302 weighted average shares outstanding, respectively. Earnings per share - diluted for the first nine months of fiscal 2000 were $0.51 compared to earnings per share - diluted for the first nine months of fiscal 1999 of $0.56 per share - diluted, based on 2,289,300 and 2,751,896 weighted average shares outstanding, respectively. The decrease in the weighted average shares outstanding - basic and diluted is the result of the Company's stock repurchase program.

INTERNATIONAL  AIRLINE  SUPPORT  GROUP,  INC.  AND  SUBSIDIARIES

Treasury  Stock
---------------

     In the third quarter of 1999, the Company began acquiring shares of its common stock in connection with a stock repurchase program approved by the Company's Board of Directors and lender in December 1998. During the nine months ended February 29, 2000, the Company repurchased 6,500 shares of its common stock at an average price of $4.39 for a total expenditure of $28,542. This repurchase brings the total number of shares repurchased to 471,525 at an average price of $4.19 and a total expenditure of $1,975,322. The Company does not have a formal plan in place to purchase any additional shares; however, the Company is authorized by the Board to make further purchases if deemed to be in the best interest of the Company. The Company's lender must also approve any such purchases.

Liquidity  and  Capital  Resources
----------------------------------

     The Credit Agreement originally entered into by the Company in October of 1996 provided for a $3 million term loan and up to an $11 million revolving credit. The Credit Agreement has been amended to create several new term loan facilities and to increase the revolving credit to $14 million (collectively referred to as the "Credit Facility"). The revolving credit facility matures in October 2001 and the term loans mature on various dates through October 2001. The interest rate that the Company is assessed is subject to fluctuation and may change based upon certain financial covenants. As of April 7, 2000, the interest rate under the Credit Facility was the lender's base rate (9.00%) minus 0.25%. The Credit Facility is secured by substantially all of the assets of the Company and availability of amounts for borrowing is subject to certain limitations and restrictions. Such limitations and restrictions are discussed in the Company's Proxy Statement/Prospectus filed with the Securities and Exchange Commission on August 29, 1996.


Net cash provided by (used in) operating activities for the nine months ended February 29, 2000 and February 28, 1999 were ($1,699,000) and $1,041,000, respectively. The cash used in operating activities for nine months ended February 29, 2000 was due primarily to an increase in inventory relating to the acquisition of aircraft and engines held for sale. The cash provided by operations for the nine months ended February 28, 1999 was due to net earnings offset by an increase in accounts receivables and inventory.

     Net cash used for investing activities for the nine months ended February 29, 2000 amounted to $6,207,000 compared to $3,434,000 for the nine months ended February 28, 1999. The net cash used for investing activities for the nine months ended February 29, 2000 was primarily the result of the addition of aircraft and engines held for lease. The net cash used for investing activities for the nine months ended February 28, 1999 was primarily the result of an investment in the Air41 Joint Venture and the addition of certain Pratt & Whitney JT8D engines held for lease.

     INTERNATIONAL  AIRLINE  SUPPORT  GROUP,  INC.  AND  SUBSIDIARIES

-------------------------------------------

Net cash provided by financing activities for nine months ended February 29, 2000 amounted to $7,851,000 compared to $2,868,000 million for the nine months ended February 28, 1999. The net cash provided by financing activities for the nine months ended February 29, 2000 was the result of a net increase in debt obligations primarily resulting from the acquisition of aircraft and engines held for sale and for lease. The net cash provided by financing activities for the nine months ended February 28, 1999 was primarily the result of a net increase in debt obligations of $3.8 million due to the borrowing of funds for the acquisition of certain Pratt & Whitney JT8D engines and the investment in the Air41 Joint Venture.

     At April 7, 2000, the Company was permitted to borrow up to an additional $2.8 million pursuant to the revolving credit facility. The Company believes that amounts available to be borrowed pursuant to the Credit Agreement and cash flow from operations will be sufficient to meet the requirements of the Company's business for the foreseeable future. The Company had no material commitments for capital expenditures as of February 29, 2000.


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

     INTERNATIONAL  AIRLINE  SUPPORT  GROUP,  INC.  AND  SUBSIDIARIES

Recent  Developments
--------------------

               On April 11, 2000, the Company signed a definitive agreement to acquire a small regional air cargo airline that operates three piston light twin and two light turboprop Part 23 aircraft under an Air Carrier Certificate under
Part 135 of the regulations of the Federal Aviation Administration. Besides providing ad hoc charter operations, the airline is currently under contract to provide cargo services to certain express carriers. The Company has agreed to pay $125,000, plus certain contingent consideration including assuming the debt relating to the aircraft, for the airline. Consummation of the acquisition is subject to customary approvals. The Company expects that the acquisition will close during the fourth quarter of fiscal 2000. If the acquisition is consummated, the airline will become a wholly owned subsidiary of the Company.

               A Part 135 certificate permits the holder to operate aircraft for cargo transportation service up to a maximum payload of 7,500 pounds or on-demand passenger charter service for up to 30 passengers. The Company intends to expand the air cargo operations conducted by the airline during the first quarter of fiscal 2001. Although the Company expects the acquisition to be accretive, earnings could be negatively impacted due to the resulting investment in the airline and the intended expansion. The Company is evaluating the possibility of raising capital by issuing debt or equity securities of the subsidiary to finance the acquisition, continued operations and expansion of this subsidiary.

     As of April 7, 2000, the Company owns four Embraer EMB-120 aircraft that are not currently under lease. The Company intends to sell or lease these aircraft; however, the aircraft are currently in maintenance for repairs. While these aircraft are in maintenance and until they are utilized, future earnings could be negatively impacted because the interest expense associated with debt incurred to purchase the aircraft may not be offset by revenues generated from the sale or lease of the aircraft. One or more of these aircraft may be leased to the above-mentioned subsidiary.

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

INTERNATIONAL  AIRLINE  SUPPORT  GROUP,  INC.
--------------------------------------------
            (Registrant)





/s/James  M.  Isaacson     April  14,  2000
----------------------     ----------------
James  M.  Isaacson                            Date
Chief  Financial  Officer