Form 10-K
period 2000-05-31
INTERNATIONAL AIRLINE SUPPORT GROUP INC
filed 2000-08-30
CIK 859307

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                    FORM 10-K

             FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS
               13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

[X]     Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
Act  of  1934  for  the  fiscal  year  ended  MAY  31,  2000
                                              --------------

[  ]     Transition  Report  Pursuant  to  Section 13 or 15(d) of the Securities
Exchange  Act  of  1934  for  the transition period from ____________________ to
_______________________

                         Commission File Number 0-18352
                                                -------

                    INTERNATIONAL AIRLINE SUPPORT GROUP, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

              Delaware                                 59-2223025
             ---------                                 ----------
  (State or Other Jurisdiction of   (I.R.S. Employer Identification No.)
  Incorporation or Organization)

  1954 Airport Road, Suite 200,
           Atlanta, Georgia                               30341
  ----------------------------------------             ----------
 (Address of Principal Executive Offices)              (Zip Code)


                                  (770) 455-7575
               --------------------------------------------------
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

       Title of class                  Name of each exchange on which registered
       Common Stock, $.001 par value        American Stock Exchange
      -----------------------------    -----------------------------------------

        Securities registered pursuant to Section 12(g) of the Act:  None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     At August 10, 2000, the aggregate market value of common stock held by non-affiliates of the Registrant was approximately $4,036,701.

     The number of shares of the Registrant's Common Stock outstanding as of August 10, 2000 was 2,190,198.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the Proxy Statement for the 2000 Annual Meeting of the Company's Stockholders are incorporated by reference in Parts III and IV.

                    INTERNATIONAL AIRLINE SUPPORT GROUP INC.
                           ANNUAL REPORT ON FORM 10-K
                     FOR THE FISCAL YEAR ENDED MAY 31, 2000



                                TABLE OF CONTENTS
                                -----------------
                                                                            PAGE
                                                                            ----
PART  I

     Item  1.     Business                                                     1
     Item  2.     Properties                                                  13
     Item  3.     Legal  Proceedings                                          14
     Item  4.     Submission  of  Matters  to  a Vote of Security Holders     14

PART  II

     Item  5.     Market  for  the  Registrant's  Common  Stock
                  and  Related Stockholder  Matters                           15

     Item  6.     Selected  Financial  Data                                   16
     Item  7.     Management's  Discussion  and  Analysis  of Financial
                  Condition and Results  of Operations                        17
     Item  7A.    Quantitative  and  Qualitative  Disclosures about
                  Market Risk                                                 20
     Item  8.     Financial  Statements  and  Supplementary  Data             20
     Item  9.     Changes in and Disagreements with Accountants on
                  Accounting and Financial  Disclosure                        20

PART  III

     Item  10.     Directors  and  Executive  Officers  of the Registrant     21
     Item  11.     Executive  Compensation                                    21
     Item  12.     Security Ownership of Certain Beneficial Owners and
                   Management                                                 21
     Item  13.     Certain  Relationships  and  Related  Transactions         21

PART  IV

     Item  14.     Exhibits,  Financial  Statement Schedules and Reports
                   on Form 8-K                                                22

SIGNATURES

                      [THIS PAGE INTENTIONALLY LEFT BLANK]

                                     PART I

ITEM  1.     BUSINESS.
-------      --------

     THIS ANNUAL REPORT ON FORM 10-K CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED (THE "EXCHANGE ACT"), INCLUDING THE PLANS AND OBJECTIVES OF MANAGEMENT FOR THE BUSINESS, OPERATIONS AND FINANCIAL PERFORMANCE OF THE COMPANY. THE FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS SET FORTH IN THIS ANNUAL REPORT MAY INCLUDE OR RELATE TO, AMONG OTHER THINGS, (I) INCREASING THE COMPANY'S MARKET SHARE OF PARTS FOR CERTAIN COMMERCIAL JET AND COMMUTER AIRCRAFT, WHILE MAINTAINING ITS POSITION AS A LEADING REDISTRIBUTOR OF PARTS FOR MD-80 AND DC-9 AIRCRAFT, (II) POTENTIAL ACQUISITIONS OF ADDITIONAL INVENTORIES OF AIRCRAFT SPARE PARTS AND THE ACQUISITION OF OTHER COMPANIES, ASSETS OR PRODUCT LINES THAT WOULD COMPLEMENT OR EXPAND THE COMPANY'S EXISTING AIRCRAFT SPARE PARTS BUSINESS,
(III) DEMAND AMONG THE COMPANY'S PRINCIPAL CUSTOMERS, INCLUDING CARGO CARRIERS AND REGIONAL COMMERCIAL AIRLINES, FOR THE COMPANY'S INVENTORY OF PARTS, (IV) THE DEMAND FOR DC-9 AIRCRAFT, WHICH WILL DETERMINE THE SUCCESS OF THE COMPANY'S JOINT VENTURE'S EFFORTS TO REMARKET ITS AIRCRAFT; (V) THE SIZE AND GROWTH RATE OF THE AIRCRAFT PARTS REDISTRIBUTION INDUSTRY AND THE AIRCRAFT AND ENGINE LEASING INDUSTRY, (VI) INCREASES OR CHANGES IN GOVERNMENT REGULATIONS REGARDING THE AVIATION INDUSTRY, (VII) COMPETITION FROM OTHER AIRCRAFT PARTS REDISTRIBUTORS, (VIII) PROPOSED EXPANSION OF THE COMPANY'S PRODUCT LINE AND (IX) OPERATION OF A PART 135 AIR CARRIER. SEE "CAUTIONARY STATEMENTS" HEREIN.

     THE FORWARD-LOOKING STATEMENTS INCLUDED HEREIN ARE BASED UPON CURRENT EXPECTATIONS THAT INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES. THESE FORWARD-LOOKING STATEMENTS ARE BASED UPON ASSUMPTIONS THAT THE COMPANY WILL CONTINUE TO MANAGE ITS INVENTORY EFFECTIVELY, THAT COMPETITIVE CONDITIONS WITHIN THE AIRCRAFT PARTS REDISTRIBUTION INDUSTRY WILL NOT CHANGE MATERIALLY OR ADVERSELY, THAT DEMAND FOR AIRCRAFT SPARE PARTS WILL REMAIN STRONG, THAT THE COMPANY WILL BE ABLE TO ENTER INTO NEW LEASES OF AIRCRAFT AS EXISTING LEASES
EXPIRE, THAT THE COMPANY'S JOINT VENTURE WILL BE ABLE TO REMARKET ITS AIRCRAFT AS THEY COME OFF LEASE ON FINANCIAL TERMS THAT WILL PERMIT THE JOINT VENTURE TO SERVICE ITS INDEBTEDNESS, THAT THE COMPANY WILL BE ABLE TO PURCHASE AIRCRAFT THAT ARE SUBJECT TO LEASES, THAT THE COMPANY WILL BE ABLE TO OPERATE ITS
RECENTLY ACQUIRED AIR CARGO SUBSIDIARY PROFITABLY AND THAT THERE WILL BE NO MATERIAL ADVERSE CHANGE IN THE COMPANY'S BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS. ASSUMPTIONS RELATING TO THE FOREGOING INVOLVE JUDGMENTS WITH RESPECT TO, AMONG OTHER THINGS, FUTURE ECONOMIC, COMPETITIVE AND MARKET CONDITIONS AND FUTURE BUSINESS DECISIONS, ALL OF WHICH ARE DIFFICULT OR IMPOSSIBLE TO PREDICT ACCURATELY AND MOST OF WHICH ARE BEYOND THE CONTROL OF THE COMPANY. ALTHOUGH THE COMPANY BELIEVES THAT THE ASSUMPTIONS UNDERLYING THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, ANY OF THE ASSUMPTIONS COULD PROVE INACCURATE AND, THEREFORE, THERE CAN BE NO ASSURANCE THAT THE RESULTS CONTEMPLATED IN SUCH FORWARD-LOOKING INFORMATION WILL BE REALIZED. IN ADDITION, AS DISCLOSED ABOVE, THE BUSINESS AND OPERATIONS OF THE COMPANY ARE SUBJECT TO SUBSTANTIAL RISKS THAT INCREASE THE UNCERTAINTY INHERENT IN SUCH FORWARD-LOOKING STATEMENTS. ANY OF THE OTHER FACTORS DISCLOSED ABOVE COULD CAUSE THE COMPANY'S REVENUES OR NET EARNINGS, OR GROWTH IN REVENUES OR NET EARNINGS, TO DIFFER MATERIALLY FROM PRIOR RESULTS. FURTHERMORE, A CHANGE IN THE MARKET FOR AIRCRAFT AND ENGINE PARTS COULD RESULT IN THE COMPANY'S INVENTORY BEING OVERVALUED AND COULD REQUIRE THE COMPANY TO WRITE DOWN ITS INVENTORY VALUATIONS IN ORDER TO BRING THEM IN LINE WITH THE REVISED FAIR MARKET VALUE. THERE IS NO ASSURANCE THAT A WRITE-DOWN WOULD NOT ADVERSELY AFFECT THE COMPANY'S BUSINESS, OPERATING RESULTS OR FINANCIAL CONDITION. GROWTH IN ABSOLUTE AMOUNTS OF COST OF SALES AND GENERAL AND ADMINISTRATIVE EXPENSES OR THE OCCURRENCE OF EXTRAORDINARY EVENTS COULD CAUSE ACTUAL RESULTS TO VARY MATERIALLY FROM THE RESULTS CONTEMPLATED IN THE FORWARD-LOOKING STATEMENTS. BUDGETING AND OTHER MANAGEMENT DECISIONS ARE SUBJECTIVE IN MANY RESPECTS AND THUS SUSCEPTIBLE TO INTERPRETATIONS AND PERIODIC REVISIONS BASED ON ACTUAL EXPERIENCE AND BUSINESS DEVELOPMENTS, THE IMPACT OF WHICH MAY CAUSE THE COMPANY TO ALTER ITS MARKETING, CAPITAL EXPENDITURE OR OTHER BUDGETS, WHICH MAY IN TURN AFFECT THE COMPANY'S RESULTS OF OPERATIONS. IN LIGHT OF THE SIGNIFICANT UNCERTAINTIES INHERENT IN THE FORWARD-LOOKING INFORMATION INCLUDED HEREIN, THE INCLUSION OF SUCH INFORMATION SHOULD NOT BE REGARDED AS A REPRESENTATION BY THE COMPANY OR ANY OTHER PERSON THAT THE OBJECTIVES OR PLANS OF THE COMPANY WILL BE ACHIEVED.

GENERAL

     The Company is a leading redistributor of aftermarket aircraft spare parts used primarily for McDonnell Douglas MD-80 and DC-9 aircraft and commuter turboprop aircraft. According to the World Jet Inventory Year-End 1999 (the "World Jet Inventory"), MD-80 and DC-9 aircraft accounted for approximately 13.2% of the commercial jet aircraft in service worldwide at December 31, 1999. According to a November 1999 report published by Speednews, Inc., Embraer EMB-120 aircraft accounted for approximately 13% of the turboprop aircraft in service at the top worldwide regional airline fleets.

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

     In addition to being a provider of aircraft spare parts, the Company leverages its industry expertise to purchase, sell and lease aircraft and engines. The Company has periodically acquired, leased and sold a variety of narrow-body commercial jet aircraft, such as Boeing 727 and 737 and McDonnell Douglas MD-80 and DC-9 aircraft, and commuter turboprop aircraft, such as Embraer EMB-120 aircraft. The Company currently owns six Embraer EMB-120 aircraft, three of which are leased, and two Pratt & Whitney JT8D series engines, both of which are leased. The Company derives revenue from lease payments and seeks to sell spare parts to the lessee both for the leased aircraft and other aircraft in the lessee's fleet. Upon return of the aircraft, the Company either re-leases, sells or disassembles the aircraft for parts in order to achieve the highest utilization of the asset. The Company believes that its aircraft trading activities and its parts redistribution business complement one another. Therefore, the Company is increasing its focus on aircraft trading and leasing activities.

     The Company also owns a 50% interest in a joint venture that leases 20 DC-9-41H aircraft. Nineteen of the aircraft are leased to Scandinavian Airlines System ("SAS"); one is leased to a U.S.-based charter operator. The joint venture expects to derive revenue from lease payments with respect to such aircraft and from the re-lease or sale of them following the expiration of the leases with SAS. The Company believes that its investment in this joint venture complements its parts redistribution and aircraft sales and leasing businesses by providing a high quality source of aircraft for further releasing, sales and/or parting out.

     The Company's other business activities include the operation of a regional airline and providing advisory services to air carriers on parts-inventory disposition. The Company's air cargo operations and advisory services complement its parts sales and aircraft trading and leasing activities by enhancing the Company's reputation as an industry expert in commercial jet and turboprop parts and operations.

The Company's strategy is to capitalize upon its position as a leading redistributor of MD-80, DC-9 and commuter turboprop aircraft spare parts and broaden its product lines to include other high-use aircraft as the world fleet grows. Key elements of the Company's strategy include:

-     Expand  Aircraft  and  Engine  Trading  and  Leasing
-     Broaden  Product  Line
- Increase Sales to Cargo Carriers, Regional Commercial Airlines and Commuter Airlines
-     Utilize  Consignment  Agreements  to  Acquire  Inventory
-     Seek  Additional  Bulk  Purchase  Opportunities
-     Maintain  Market  Share  of  Parts  for  MD-80  and  DC-9  Aircraft
-     Continued  Commitment  to  Quality  and  Technological  Innovation
-     Expand  Air  Carrier  Operations
-     Pursue  Strategic  Acquisitions




COMPANY  HISTORY

     The Company was founded in 1982 in Miami, Florida. Initially the Company focused on parting out DC-8 aircraft and reselling the resulting spare parts. Based upon the Company's success in parting out DC-8 aircraft, in 1991 the Company began purchasing and parting out DC-9 and MD-80 aircraft. Beginning in 1992, the Company began purchasing and parting out Boeing 727 aircraft. Since its founding, the Company has acquired over 50 aircraft for parting out. The Company has also engaged in aircraft and engine trading throughout its history. During fiscal 1999 and the first half of fiscal 2000, the Company expanded its core aftermarket parts business by acquiring significant parts inventories for McDonnell Douglas DC-10, Boeing 747 and Embraer EMB-120 aircraft. The Company also expanded its aircraft trading activities during fiscal 1999 and 2000, completing the purchase of eight and the sale of two EMB-120 aircraft. During fiscal 2000, the Company established a presence in Europe, establishing a sales office in France and a distribution center in the Netherlands.

INDUSTRY  OVERVIEW

     The Company believes that the annual worldwide market for aircraft spare parts is approximately $11 billion, of which approximately $1.3 billion represents sales of aircraft spare parts to the redistribution market. The Company believes that this market will continue to grow due to the following factors:

     Increase in the Number of Older Commercial Aircraft. Increased demand for air travel and the need for aircraft operators to reduce operating and capital costs have prompted many airlines to extend the useful life of older equipment. According to the World Jet Inventory, at December 31, 1999, the average age of the worldwide jet fleet was 13.1 years. The installation of FAA-approved hush-kits and extended life maintenance programs have also increased the useful life of many older aircraft. As a result, most aircraft types have had longer service lives than originally certified. In addition, many foreign and domestic aircraft operators and cargo carriers are increasing their fleets through the acquisition of less expensive used aircraft. As older aircraft are transitioned from major domestic passenger airlines to lower cost international and regional domestic passenger airlines and cargo carriers, used aircraft have enjoyed longer service lives than originally anticipated. Older aircraft typically require more maintenance and replacement parts than new aircraft.

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

     Broaden Product Line. The Company has recently expanded its product line to include aftermarket parts for Airbus A-300, McDonnell Douglas DC-10 and Boeing 747 aircraft and certain commuter aircraft including Embraer, Shorts, Saab, de Havilland, British Aerospace and ATR aircraft. In addition, the Company intends to expand further its product line to include parts for other aircraft that are likely to be converted to freighters, such as Boeing 767 and 757 aircraft. As fleets of these aircraft age and as air cargo carriers transition larger portions of their fleets to wide-body aircraft, the Company will seek to capitalize on the demand for parts resulting from the aging and continued use of these aircraft models. Several air cargo carriers currently utilize DC-10, 767, 747 and A-300 series aircraft, and the Company believes use of these models will continue to increase. The Company believes that a significant number of these aircraft types have been or will be converted to cargo use and that its relationship with cargo carriers will provide an advantage in supplying parts for these aircraft to such customers. The Company also believes that there is a significant opportunity for the redeployment of the Embraer EMB-120 and ATR aircraft as cargo aircraft, as commuter carriers convert their fleets to small jet aircraft. The Company has acquired service bulletin kits that will permit the conversion of 20 EMB-120 aircraft to either full cargo or quick-change configurations. The Company has converted one of the six EMB-120 aircraft that it owns to full cargo configuration. The Company intends to convert its remaining EMB-120 aircraft if customer demand for the EMB-120 cargo variant justifies the conversion cost.

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

     Maintain Market Share of Parts for MD-80 and DC-9 Aircraft. Recently several of the Company's competitors have increased their inventories of parts for MD-80 and DC-9 aircraft. The Company intends to maintain its market share of parts for such aircraft despite such competition. According to the World Jet Inventory, MD-80 and DC-9 aircraft together accounted for approximately 13.2% of the commercial jet aircraft in service worldwide at December 31, 1999. Although the DC-9 is no longer in production, many of the DC-9's parts are interchangeable with the MD-80, which, although no longer in production, is still in widespread use. The Company believes that its experience and knowledge of the DC-9 gives it a competitive advantage in selling parts into the MD-80 marketplace. The Company intends to capitalize on the limited availability of new parts for such aircraft models by acquiring (i) pools of inventory from airlines that cease to operate such aircraft or that desire to reduce their levels of parts inventory and (ii) aircraft for disassembly when economically justified. The Company believes that its knowledge of the fleets of MD-80s and DC-9s currently in operation and its worldwide contacts in the commercial aviation industry will permit it to acquire other inventory pools and aircraft for disassembly on favorable terms in the future.

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

     Expand Air Carrier Operations. The global express-transportation market is estimated at more than $12 billion and growing at more than 25% annually. To date this market has been served by large, well capitalized, airfreight/logistics companies that have tended to focus on large, international and national, freight movements and have the financial wherewithal to meet the market's and their customer's growing requirements. The regional freight market, however, is highly fragmented; a large number of small, undercapitalized companies serve distinct market niches typically utilizing small converted older generation general aviation aircraft. The Company believes that these companies, many of which are family-owned and/or capital constrained, will be unable to meet the market's and their customer's growing requirements, providing a significant opportunity for a well capitalized company with new generation commercial aircraft. In order to capitalize on this opportunity, during the fourth quarter of fiscal 2000, the Company acquired a small regional airline that currently operates three piston light twin and two light turboprop Part 23 aircraft under an Air Carrier Certificate under Part 135 of the FAA regulations. The Company intends to expand the acquired airline's fleet with the addition of cargo and quick-change variants of the EMB-120. Although the Company expects the acquisition to be accretive, earnings could be negatively impacted due to the resulting investment in the airline and the intended expansion. The Company is evaluating the possibility of raising capital by issuing debt or equity securities of the subsidiary to finance the acquisition, continued operations and expansion of this subsidiary.

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

AIRCRAFT  SPARE  PARTS

     Aircraft spare parts can be categorized by their ongoing ability to be repaired and returned to service. The general categories are as follows: (i) rotable; (ii) repairable and (iii) expendable. A rotable is a part which is removed periodically as dictated by an operator's maintenance program or on an as-needed basis and is typically repaired or overhauled and re-used an indefinite number of times. An important subset of rotables is life limited parts. A life limited rotable has a designated number of allowable flight hours and/or cycles (one take-off and landing generally constitutes one cycle) after which it is rendered unusable. A repairable is similar to a rotable except that it can only be repaired a limited number of times before it must be discarded. An expendable is generally a part which is used and not thereafter repaired for further use.

     Aircraft spare parts' conditions are classified within the industry as (i) factory new, (ii) new surplus, (iii) overhauled, (iv) serviceable and (v) as removed. A factory new or new surplus part is one that has never been installed or used. Factory new parts are purchased from manufacturers or their authorized distributors. New surplus parts are purchased from excess stock of airlines, repair facilities or other redistributors. An overhauled part has been completely disassembled, inspected, repaired, reassembled and tested by a licensed repair facility. An aircraft spare part is classified serviceable if it is repaired by a licensed repair facility rather than completely disassembled as in an overhaul. A part may also be classified serviceable if it is removed by the operator from an aircraft or engine while operating under an approved maintenance program and is functional and meets any manufacturer or time and cycle restrictions applicable to the part. With appropriate documentation, a factory new, new surplus, overhauled or serviceable part designation indicates that the part can be immediately utilized on an aircraft. A part in as removed condition requires functional testing, repair or overhaul by a licensed facility prior to being returned to service in an aircraft. The aircraft spare parts sold by the Company include avionics, rotable and expendable airframe and engine parts for commercial aircraft. Currently, the Company specializes in replacement parts for MD-80, DC-9 and commuter turboprop aircraft and management believes that the Company has one of the most extensive inventories of aftermarket MD-80, DC-9 and EMB-120 parts in the industry. Currently, the Company has approximately 85,000 inventory line items, many of which represent multiple unit quantities and relate to the MD-80, DC-9 and EMB-120 aircraft. Many of these parts, such as avionics and engine parts, can also be used by a wide variety of aircraft other than MD-80, DC-9 and EMB-120 aircraft. In addition to the Company's inventory of MD-80, DC-9 and EMB-120 parts, the Company's inventory also includes spare parts for Boeing 727, 737 and 747 aircraft, Lockheed L-1011 aircraft, McDonnell Douglas DC-8 and DC-10 aircraft, and Airbus, Shorts, Saab, de Havilland, British Aerospace and ATR aircraft and for the Pratt & Whitney JT8D engine series.



OPERATIONS  OF  THE  COMPANY

     The Company's core business is buying and selling aircraft spare parts. In addition, the Company engages in the sale and leasing of aircraft and engines, provides advisory services to air carriers and through a wholly-owned subsidiary, operates a regional air cargo airline. The Company believes that aircraft and engine trading, as well as air carrier operations, may become a more significant part of the Company's business in the future. Management believes these activities provide significant opportunities for expansion.

     Inventory Acquisition. The Company acquires parts inventory by means of strategic consignment arrangements, by purchasing individual parts from airlines, repair facilities or other redistributors, by purchasing excess inventory from aircraft operators or by purchasing aircraft for disassembly. The Company may also fill a customer order for a part not held in the Company's inventory by locating the part for the customer from another vendor, purchasing the part and then reselling the part to the customer. The Company obtains inventory on consignment from or purchases inventory in bulk from airlines that are eliminating certain portions of their spare parts inventory due to the retirement of an aircraft type from their fleets, implementing inventory reduction programs to reduce costs, downsizing their operations or ceasing to conduct business.

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

     The Company currently owns six Embraer EMB-120 aircraft, three of which are leased, and two JT8D engines, both of which are leased. The Company's aircraft leases are operating leases rather than finance leases and expire between July 2003 and August 2003. The Company's engine leases are "evergreen" leases which, although they have no termination date, are cancelable by either party upon specified notice, typically 30 to 90 days. Under an operating lease, the Company retains title to the aircraft or engine, thereby retaining the potential benefits and assuming the risk of the residual value of the aircraft or engine. Operating leases allow aircraft operators greater fleet and financial flexibility due to their shorter-term nature, the relatively small initial capital outlay necessary to obtain use of the aircraft or engine and off-balance sheet accounting treatment. The Company currently focuses on leasing commuter turboprop aircraft, particularly the EMB-120. The Company believes that there is an increasing demand by customers for operating leases, which are being used as an alternative to traditional financing arrangements.

     During the second quarter of fiscal 1999, the Company entered into a joint venture (the "Air 41 Joint Venture") for the acquisition of 20 DC-9-41H aircraft from SAS. The aircraft were leased back to SAS and the leases had an average term of 39 months. The Company's original investment in the Air 41 Joint Venture was approximately $1.4 million. The aircraft were financed through the joint venture, utilizing non-recourse debt to the partners. The Company's Air 41 Joint Venture partner is AirCorp, Inc., a privately held company. The Company is exploring opportunities for the aircraft after the end of the term of the leases with SAS. In this regard, the Air 41 Joint Venture has engaged an aircraft portfolio management firm to remarket the aircraft. Such opportunities include releasing the aircraft to SAS, leasing the aircraft to one or more different lessee(s), selling the aircraft, parting out the aircraft, or directly placing the aircraft into either passenger or cargo service. One of the aircraft was sold following the expiration of its lease to SAS. At this time, the Company has no firm commitment for the remaining 19 aircraft after the SAS leases expire.

     Air Carrier Operations. During the fourth quarter of fiscal 2000, the Company acquired a small regional airline that currently operates three piston light twin and two light turboprop Part 23 aircraft under an Air Carrier Certificate under Part 135 of the FAA regulations. Besides providing ad hoc charter operations to customers such as the Department of Defense, the airline is currently under contract to provide cargo services to certain clients, such as United Parcel Service and Corporate Express. The Company paid $125,000, plus certain contingent consideration, including assuming the debt relating to the aircraft, for the airline. The airline has become a wholly-owned subsidiary of the Company operating as North-South Airways ("NSA"). The Company intends to expand NSA's fleet with the addition of cargo and quick-change variants of the EMB-120.


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

     During fiscal 2000 the Company established a presence in Europe by opening a sales office in Nantes, France, and a distribution center at Schipohl Airport in the Netherlands. The distribution center is managed for the Company by KLM Aerospace Logistics Group, which provides all shipping and logistics services necessary for the delivery of parts to the Company's European customers.

     In addition to directly marketing its inventory, the Company has created and sponsors an industry-wide internet parts locator service, which is found at http:\\www.ipls.com. The Company's internet service is a free service available to any potential customer and lists all of the inventory available for sale by the Company. In order to increase its value to potential customers, the Company's Internet service also lists the inventory of over 100 additional aftermarket parts redistributors, representing more than 1.2 million individual parts. Similarly, the Company lists its inventory in the Air Transport Association's computerized databank ("AIRS") and with the Inventory Locator Service ("ILS") proprietary computerized databank. Buyers of aircraft spare parts can access any of the databases described above, as well as other parts databases, to determine the companies which have the desired inventory available. Neither the Company's service, AIRS nor ILS list price information relating to particular parts.

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

     The Company's customers include a wide variety of domestic and international air cargo carriers, major commercial, regional and commuter passenger airlines, maintenance and repair facilities and other redistributors. Management believes that its customer relationships are important to the Company's operational success. The Company maintains an adequate level of inventory in order to service its customers in a timely manner. Management believes that availability and timely delivery of quality spare parts are the primary factors considered by customers when making a spare parts purchase decision. Cargo carriers, regional commercial airlines and commuter airlines are among the Company's principal customers. Cargo carriers are important customers because the fleets of such operators typically consist of older aircraft of the type for which the Company maintains an extensive inventory of parts and because such customers typically do not maintain extensive inventories of spare parts. Regional commercial airlines are important customers because such airlines favor narrow-body aircraft, such as MD-80 and DC-9 aircraft, for which the Company is a primary source of spare parts. The smaller commuter airlines are important customers because their fleets consist primarily of the turboprop aircraft being retired by the larger commuter airlines. The Company has acquired an extensive inventory of aftermarket parts for several popular commuter turboprop aircraft types

     In fiscal 2000, one customer, Spirit Airlines, Inc., accounted for approximately 11% of the Company's parts sales. Excluding aircraft and engine sales, in fiscal 2000, no other customer accounted for more than 5% of the Company's total revenues. Each aircraft or engine sale is unique and the Company does not rely on previous customers for repeat business. Currently, the Company believes that it has no customer, the loss of which would have a material adverse effect on the Company's business, financial condition and results of operations. In a given period, a substantial portion of the Company's revenues may be attributable to the sale of one or more aircraft or engines. Such sales are unpredictable transactions dependent, in part, upon the Company's ability to purchase an aircraft or engine at an attractive price and resell it within a relatively brief period of time. The revenues from the sale of an aircraft or engine, the timing of inventory sales or a lease transaction during a given period may result in a customer being considered a major customer of the Company for that period.

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

     Because aircraft operators require a readily available and identifiable source of inventory meeting regulatory requirements, the Company has implemented a total quality assurance program. This program consists of numerous quality procedures, including the following:

- Inspection procedures mandating that procured aircraft, engines and parts be traceable to a source approved by the Company;

- Training and supervision of personnel to properly carry out the total quality assurance program;

- On-going quality review board meetings conducted by senior management to oversee the total quality assurance program

GOVERNMENT  REGULATION

     The aviation industry is highly regulated in the United States by the FAA and in other countries by similar regulatory agencies. These regulations are designed to ensure that all aircraft, engines and aircraft components are continuously maintained in proper condition for the safe operation of aircraft. Before spare parts are installed on an aircraft, they must meet certain standards as to their condition and have appropriate documentation. Parts owned or acquired by the Company may not meet currently applicable standards, or standards may change in the future, causing parts already contained in the Company's inventory to be scrapped or modified. While most of the Company's non-airline operations are not currently regulated directly by the FAA, the independent facilities that repair and overhaul the Company's products and the aircraft operators that ultimately utilize the Company's products are subject to extensive regulation. Accordingly, the Company must consider the regulatory requirements of its customers and provide them with parts that comply with airworthiness standards established by the FAA, together with required documentation which enables these customers to comply with other applicable regulatory requirements. The inspection, maintenance and repair procedures for the various types of aircraft, engines and aircraft components are prescribed by regulatory authorities and can be performed only by FAA-licensed repair facilities utilizing certified technicians. Compliance with applicable FAA and OEM standards are required prior to installation of a part on an aircraft. The Company only utilizes FAA-licensed repair facilities to repair and certify aircraft, engines and aircraft components.

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

     NSA has been subject to FAA regulation since the commencement of its business activities. Under the Federal Aviation Act of 1958, as amended, the FAA is concerned with safety and the regulation of flight operations generally, including equipment used, ground facilities, maintenance, communications and other matters. The FAA can suspend or revoke the authority of air carriers or their licensed personnel for failure to comply with its regulations and can ground aircraft if questions arise concerning airworthiness. NSA holds all operating, airworthiness and other FAA certificates that are currently required for the conduct of its business, although these certificates may be suspended or revoked for cause.

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

     NSA has secured public liability and property damage insurance in excess of minimum amounts required by the United States Department of Transportation. The Company has also obtained all-risk hull insurance on Company-owned aircraft and maintains cargo liability insurance.



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

     NSA operates in highly competitive markets and competes with approximately 50 other contract cargo carriers in the United States. Accurate industry data is not available to indicate NSA's position within its marketplace, but management believes that NSA is currently one of the smaller contract carriers. NSA's competitors, however, typically utilize older generation and less efficient aircraft, and are not as well capitalized than the Company. Given the growth in the regional freight and passenger charter markets expected by management, access to capital will be critical to successfully compete in this industry.

EMPLOYEES

     As of May 31, 2000, the Company had 38 employees. The Company is not a party to any collective bargaining agreement. The Company believes its relations with its employees are good.

CAUTIONARY  STATEMENTS

     This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of the Exchange Act, including the plans and objectives of management for the business, operations and financial performance of the Company. The forward-looking statements and associated risks set forth in this Annual Report may include or relate to, among other things, the factors set forth below, together with other information set forth in this Annual Report.

     Risks Associated with Leases. The Company currently leases three Embraer EMB-120 aircraft and two Pratt & Whitney JT8D series engines. The Company also owns a 50% interest in a joint venture that leases 20 DC-9-41H aircraft. The success of an operating lease depends in part upon having the aircraft and engines returned to the Company in marketable condition as required by the lease of such aircraft and engines. In addition, the financial return to the Company from a leased aircraft or engine depends in part on the re-lease of aircraft and engines on favorable terms on a timely basis, the ability to sell the aircraft or engines at favorable prices or realize sufficient value from the disassembly for parts of the aircraft or engines at the end of the lease term. Numerous factors, many of which are beyond the control of the Company, may have an impact on the Company's ability to re-lease or sell aircraft, engines and parts. These factors include general market conditions, regulatory changes (particularly those imposing environmental, maintenance and other requirements on the operation of aircraft and engines), changes in the supply or cost of aircraft and engines and technological development. Consequently, there can be no assurance that the Company's estimated residual value for aircraft or engines will be realized. If the Company is unable to re-lease, sell its aircraft or engines on favorable terms or realize sufficient value from the disassembly for parts of the aircraft or engines on a timely basis upon expiration of the related lease, its business, financial condition and results of operations may be adversely affected. In the event that a lessee defaults in the performance of its obligations, the Company may be unable to enforce its remedies under a lease. The Company's inability to collect lease payments when due or to repossess aircraft or engines in the event of a default by a lessee could have an adverse effect on the Company's business, financial condition and results of operations. If the Company were to acquire an aircraft or engines and such acquisitions were not financed by additional borrowing, it could result in a reduction of the Company's liquidity.

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

     Concentration on MD-80 and DC-9 Aircraft. The Company's net sales are concentrated in the aftermarket for MD-80 and DC-9 aircraft, which aircraft at December 31, 1998 accounted for approximately 13.2% of the commercial jet aircraft in service worldwide according to the World Jet Inventory. Neither the DC-9 nor the MD-80 is still in production. Any decline in the use of MD-80 and DC-9 aircraft by aircraft operators, the unscheduled removal from service of large numbers of MD-80 and DC-9 aircraft or the grounding of such aircraft by governmental authorities for any reason could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, all DC-9 aircraft operated in the United States and European Union will need to be hush-kitted, relocated to other areas or removed from service by 2000 or 2002, respectively. In the event these aircraft are removed from service, demand for the Company's MD-80 and DC-9 parts could decline and the supply of spare parts may increase, which would have a material adverse effect on the Company's business, financial condition and results of operations.

     Broadening of Product Line. The Company has recently expanded its product line to include aftermarket parts for Airbus A-300, McDonnell Douglas DC-10, Boeing 747 aircraft and certain commuter turboprop aircraft including Embraer, Shorts, Saab, de Havilland, British Aerospace and ATR aircraft. In addition, the Company intends to broaden further its product line to include parts for other aircraft that are likely to be converted to freighters, such as Boeing 767 and 757 aircraft. The Company has limited experience with respect to the purchase and sale of spare parts for these aircraft models. There can be no assurance that the Company will have the same level of success in managing its parts inventories for such aircraft that it has had with parts for MD-80 and DC-9 aircraft. The failure to successfully broaden its product line could have a material adverse effect on the Company's ability to implement its growth strategy.

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

     Risks Associated with Acquisitions. One of the Company's strategies for growth is to pursue acquisitions of aftermarket redistributors, small aircraft leasing companies and regional air carriers. Currently, the Company has no acquisition agreements, understandings or commitments for any acquisitions and, in order to consummate an acquisition, the Company would be required to receive the consent of the lender under its Credit Agreement. There can be no assurance that any such acquisitions will be completed on reasonable terms, if at all. Certain of the Company's competitors may also seek to acquire the same companies which the Company seeks to acquire. This may increase the price and related costs at which the Company could otherwise have acquired such companies, perhaps materially. The Company's inability to complete acquisitions on reasonable terms could limit the Company's ability to grow its business.

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

     Risks Associated with Air Carrier Operations. The Company's air carrier subsidiary operates in an industry that typically experiences lower average margins than the Company's other operations. The Company's ability to operate its air carrier subsidiary profitably depends on its ability to control costs, many of which are beyond the Company's control. Examples of costs that the Company is unable to control are fuel costs, which are affected by political and economic conditions throughout the world, and the costs of regulatory compliance. The Company believes that its existing financial resources are sufficient to permit it to implement its business plan for NSA. However, if the Company requires additional capital resources to fund the operations of NSA, it may be unable to obtain them on favorable terms, if at all. The Company's air carrier operations may also result in demands on the Company's management time and liquidity that may preclude the Company from pursuing more profitable parts sales opportunities.

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

ITEM  2.     PROPERTIES.
-------      ----------

     The Company's executive offices and operations are located at 1954 Airport Road, Suite 200, Atlanta, Georgia 30341, consisting of approximately 3,600 square feet of leased space pursuant to a lease expiring in January 2003. The Company leases approximately 29,500 square feet of warehouse facilities in Fort Lauderdale, Florida pursuant to a lease expiring in June 2002. All facilities are rented at competitive rates for their location and utility. The Company believes that its facilities are adequate for its needs for the foreseeable future.


ITEM  3.     LEGAL  PROCEEDINGS.
-------      ------------------

     The Company is not now a defendant in any material litigation or other legal proceeding. The Company may become a defendant in legal proceedings in the ordinary course of business.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.
-------      -----------------------------------------------------------

     None.

                                     PART II

ITEM  5.     MARKET  FOR  THE  REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
-------      -------------------------------------------------------------------
MATTERS.
-------

     The Company's Common Stock, which has been publicly traded since April 2, 1990, is listed and traded on the American Stock Exchange under the symbol "YLF." The following table sets forth the high and low closing prices of the Common Stock as reported on the American Stock Exchange for each quarter in fiscal 2000 and 1999.

2000  Fiscal  Year             High             Low
------------------             ----             ---
First  Quarter                 $  4.625        $  4.25
Second  Quarter                   4.4375          3.75
Third  Quarter                    3.75            3.125
Fourth  Quarter                   4.5             2.625

1999  Fiscal  Year             High             Low
------------------             ----             ---
First  Quarter                 $  8.5          $  5.875
Second  Quarter                   7.125           3.75
Third  Quarter                    5.5             3.25
Fourth  Quarter                   4.625           3.75

     At August 10, 2000, there were 105 holders of record of the Company's Common Stock.

     The Company has never paid dividends on the Common Stock. The Company's secured credit facility prohibits the Company from paying dividends on the Common Stock as long as indebtedness issued pursuant to such facility remains outstanding. It unlikely that the Company will pay dividends on the Common Stock in the foreseeable future.

------
ITEM  6.     SELECTED  FINANCIAL  DATA.
-------      -------------------------

     The selected consolidated financial data presented below for, and as of the end of, each of the fiscal years in the five-year period ended May 31, 2000, have been derived from the Company's audited consolidated financial statements. The consolidated financial statements of the Company as of May 31, 1999 and 2000 and for the three-year period ended May 31, 2000 and the accountant's reports thereon are included in Item 8 of this Form 10-K.

                                                                                YEAR ENDED MAY 31,
                                                          1996      1997        1998           1999          2000
                                                       ---------   --------   --------      --------      ----------
                                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
OPERATING  DATA:
----------------
Net  sales                                             $21,410     $20,123     $25,648     $   24,344     $   23,480
Lease  and  service  revenue                             1,795       1,109       2,315          3,328          2,724
                                                        ------     ------       ------         ------         ------
Total  revenue                                          23,205      21,232      27,963         27,672         26,204
Total  operating expenses                               18,528      17,423      23,186         24,406         24,247
Equity  in  earnings  of  joint  venture                  --         --          --             1,026          1,757
                                                        ------     ------       ------         ------         ------
Income  from  continuing  operations                     4,677       3,809       4,777          4,292          3,714
Interest  expense,  net                                  2,377       1,550       1,934          1,302          1,657
                                                        ------     ------       ------         ------         ------
Earnings  before  income  taxes
 and  extraordinary  item                                2,300       2,259       2,843          2,990          2,057
Provision  (benefit)  for  income  taxes                    14        --        (2,820)         1,036            800

Earnings  before  extraordinary  item                    2,286       2,259       5,663          1,954          1,257

Extraordinary  loss  on  extinguishment  of  debt          --         (531)       --             --             --
                                                        ------     ------       ------         ------         ------
Net  earnings                                         $  2,286    $  1,728    $  5,663    $     1,954     $    1,257
                                                      ========    ========    ========    ===========     ==========
PER  SHARE  DATA:
-----------------

Earnings  per  common  share  -  basic
  before effect of extraordinary item                 $  15.27   $    1.37    $   2.29    $       .77     $      .57
Extraordinary  item                                        --        (0.32)       --              --             --
                                                        ------     ------       ------         ------         ------
Net  earnings                                         $  15.27   $    1.05    $   2.29    $       .77     $      .57
                                                      ========    ========    ========    ===========     ==========

Weighted  average  shares  outstanding  used
   in  basic  calculation                              149,696   1,646,629   2,471,025      2,550,940      2,189,539


Earnings  per  common  share - diluted before
  effect of extraordinary item                        $  12.69       $1.25       $2.03     $      .72     $      .55
Extraordinary  item                                       --         (0.29)       --              --             --
                                                        ------     ------       ------         ------         ------
Net  earnings                                         $  12.69     $  0.96       $2.03     $      .72     $      .55
                                                      ========    ========    ========    ===========     ==========
Weighted  average  shares  outstanding  used
 in diluted calculation                                242,288   1,806,938   2,793,414      2,720,513      2,268,472


                                                                             AT  MAY  31,
                                                   -----------------------------------------------------------------
                                                       1996           1997            1998         1999        2000
                                                   -----------        -----     -----------   ----------    --------
                                                                          (IN  THOUSANDS)
BALANCE  SHEET  DATA:
---------------------
Working  capital  (deficit)                         $(10,841)    $  9,141          $10,228       $11,524    $13,444
Total  assets                                         16,132       21,287           23,636        23,976     35,183
Total  debt                                           18,144       13,749            9,648         9,594     20,094
Stockholders'  equity  (deficit)                      (7,416)       4,660           10,808        11,263     12,468

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
------   -----------------------------------------------------------------------
OF  OPERATIONS.
--------------

OVERVIEW

     The Company is primarily engaged in the sale of aircraft, aircraft parts, leasing of aircraft and engines and related services. In addition, with the acquisition of NSA, the Company is engaged in the operation of a small regional airline. The Company's total revenue includes net parts sales revenue and lease and service revenue. Net sales revenue includes revenue from individual parts sales and revenue from aircraft and engine sales. Aircraft and engine sales are unpredictable transactions, dependent, in part, upon the Company's ability to purchase an aircraft or engine and resell it within a relatively brief period of time. In a given period, a substantial portion of the Company's revenue may be attributable to the sale of aircraft or engines. Cost of sales consists primarily of inventory, aircraft and engine costs and shipping charges. The cost of the inventory is determined on a specific identification basis and inventory is stated at the lower of cost or market. The Company's operating results are affected by many factors, including the timing of orders from large customers, the timing of aircraft and engine sales, the timing of expenditures to purchase parts inventory, aircraft and engines and the mix of parts contained in the Company's inventory. The Company does not obtain long-term purchase orders or commitments from its customers.

     Revenue from the sale of parts is recognized when products are shipped to the customer. Revenue from aircraft and engine sales is recognized when the Company has received consideration for the sale price, the risk of ownership has passed to the buyer, and collectibility is reasonably assured. Lease and service revenue are recognized on an accrual basis, unless collectibility is uncertain.

RESULTS  OF  OPERATIONS

FISCAL  2000  COMPARED  WITH  FISCAL  1999

     Net sales decreased by 3.6% from $24.3 million in fiscal 1999 to $23.5 million in fiscal 2000. This decrease was primarily due to a decrease in parts sales, which was partially offset by an increase in aircraft and engine sales. During fiscal 2000, the Company sold nine engines as compared to fiscal 1999, during which the Company sold three engines. Lease and service revenue decreased 18.1% from $3.2 million in fiscal 1999 to $2.7 million in fiscal 2000, due primarily to fewer assets being on lease during fiscal 2000. Due primarily to the decrease in parts sales and lease and service revenue, partially offset by the increase in aircraft and engine sales, total revenue for fiscal 2000 decreased 5.3% to $26.2 million from $27.7 million for fiscal 1999.

     Cost of sales decreased 4.7% from $18.2 million in fiscal 1999 to $17.4 million in fiscal 2000. Cost of sales as a percentage of total revenue increased from 65.8% in fiscal 1999 to 66.2% in fiscal 2000. The slight increase in the cost of sales as a percentage of total revenue in fiscal 2000 compared to fiscal 1999 was due primarily to an increase in the cost of parts sold. As the Company enters into more consignment agreements and sells more parts on consignment, the Company anticipates that it will incur higher cost of sales as a percentage of revenues. These higher cost of sales should be partially offset by lower inventory costs, including interest.

     Selling, general and administrative expenses increased 14.7% from $5.1 million in fiscal 1999 to $5.8 million in fiscal 2000. This increase was due to higher expenses related to legal and professional fees; travel, entertainment, and marketing expenses; health care costs; and outside commissions as outside agents were involved in the sale of an aircraft and several engines, partially offset by lower compensation expenses. Another factor in the increase in selling, general and administrative expenses was a $173,000 increase in the Company's provision for doubtful accounts in fiscal 2000 as the Company recorded no provision for doubtful accounts in fiscal 1999.

     Depreciation was $1,147,000 in fiscal 1999 compared to $1,092,000 in fiscal 2000. The net decrease from fiscal 1999 to fiscal 2000 was due primarily to fewer assets being on lease during fiscal 2000.

     Equity in Net Earnings of Unconsolidated Joint Venture for fiscal 1999 was $1,026,000 compared to $1,757,000 during fiscal 2000. This increase was primarily due to a full year of earnings in fiscal 2000 versus nine months of earnings in fiscal 1999, a decrease in the interest expense of the Air 41 Joint Venture as the debt associated with the acquisition is reduced, and higher revenue from the re-lease of one of the aircraft.

     Interest expense increased 29.9% from $1,315,000 in fiscal 1999 to $1,708,000 in fiscal 2000. The increase in interest expense resulted from a higher outstanding average balance as the Company, among other things, financed the purchase of aircraft held for lease. Furthermore, interest rates increased during the period. Interest and other income for fiscal 2000 was $51,000 compared to other income of $13,000 in fiscal 1999.

     The Company's income tax expense in fiscal 2000 was $800,000 compared to $1,036,000 in fiscal 1999. Income taxes have been provided at the Company's estimated effective tax rate of approximately 39% for fiscal 2000 compared to 35% for fiscal 1999.

     Net earnings for fiscal 2000 were $1,257,000, or $0.57 per share - basic and $0.55 per share - diluted, compared to net earnings for fiscal 1999 of $1,954,000, or $0.77 per share - basic and $0.72 per share - diluted.

     In the third quarter of fiscal 1999, the Company began acquiring shares of its common stock in connection with a stock repurchase program announced in December 1998. During fiscal 1999, the Company repurchased 467,325 shares of its common stock at an average price of $4.16. During fiscal 2000, the Company repurchased 4,200 shares of its common stock at an average price of $4.39.


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

     Equity in Net Earnings of Unconsolidated Joint Venture for fiscal 1999 was $1,026,000 compared to $0 during fiscal 1998. This increase was due to the Air 41 Joint Venture, which was entered into during September 1998.

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

     Earnings before income taxes increased from $2,843,000 in fiscal 1998 to $2,990,000 in fiscal 1999. Earnings for fiscal 1999 were benefited by equity in net earnings of unconsolidated joint venture, the Air 41 Joint Venture, of $1,026,000. Net earnings for fiscal 1998 were $5,663,000, or $2.29 per share - basic and $2.03 per share - diluted, compared to net earnings for fiscal 1999 of $1,954,000, or $0.77 per share - basic and $0.72 per share - diluted. On a pro forma basis, adjusted as if the Company had been a full taxpayer in fiscal 1998, earnings per share - diluted for fiscal 1998 would have been $0.67.

     In the third quarter of 1999, the Company began acquiring shares of its common stock in connection with a stock repurchase program announced in December 1998. During fiscal 1999, the Company repurchased 467,325 shares of its common stock at an average price of $4.16.

LIQUIDITY  AND  CAPITAL  RESOURCES

     The Credit Agreement originally entered into by the Company in October of 1996 provided for a $3 million term loan and up to an $11 million revolving credit. The Credit Agreement has been amended to create several new term loan facilities and to increase the revolving credit to $14 million (collectively referred to as the "Credit Facility"). The revolving credit facility matures in October 2001 and the term loans mature on various dates through October 2001. The interest rate that the Company is assessed is subject to fluctuation and may change based upon certain financial covenants. As of May 31, 2000, the interest rate under the Credit Facility was the lender's base rate (9.50%) minus 0.25%. The Credit Facility is secured by substantially all of the assets of the Company and availability of amounts for borrowing is subject to certain limitations and restrictions. Such limitations and restrictions are discussed in the Company's Proxy Statement/Prospectus filed with the Securities and Exchange Commission on August 29, 1996.

     Net cash provided by (used in) operating activities for the fiscal years ended May 31, 1999 and 2000 amounted to $1.3 million and ($971,000), respectively. For fiscal 1999, the primary use of cash from operating activities was an increase in accounts receivable offset partially by a decrease in inventory. For fiscal 2000, the primary use of cash from operating activities, was an increase in inventories due to the purchase of aircraft, partially offset by a reduction in the parts inventory.

     Net cash provided by (used in) investing activities for fiscal 1999 and 2000 amounted to $834,000 and ($8,695,000), respectively. For fiscal 1999, the Company received proceeds from the sale of aircraft and engines that had been held for lease of $5,875,000. The primary use of funds for investing activities was the Company's investment in the Air 41 Joint Venture of $1,587,000 and capital expenditures for aircraft and engines of $3,786,000. For fiscal 2000, the primary use of funds was the purchase of aircraft held for lease.

     Net cash provided by (used in) financing activities for fiscal 1999 and 2000 amounted to ($1,713,000) and $9,484,000, respectively. For fiscal 1999, net of borrowings, the Company prepaid $54,000 under the Credit Facility. The primary use of cash in financing activities was the purchase of treasury stock for $1,947,000. The Company received $288,000 in proceeds from employees' exercise of stock options. For fiscal 2000, net of payments, the Company borrowed an additional $9.5 million under the Credit Facility.

     At May 31, 2000, the Company was permitted to borrow up to an additional $1.7 million pursuant to the Credit Facility. The Company believes that its working capital and amounts available under the Credit Facility will be sufficient to meet the requirements of the Company for the foreseeable future.

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

RECENT  ACCOUNTING  PRONOUNCEMENT

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (FAS) No. 133, "Accounting for Derivative
Instruments and Hedging Activities." FAS No. 133, as amended by FAS 138, establishes standards for accounting and reporting for derivative instruments, and conforms the requirements for treatment of different types of hedging activities. This statement is effective for all fiscal years beginning after June 15, 2000. Management does not expect this standard to have a significant impact on the Company's operations.

ITEM  7A.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK
--------   ----------------------------------------------------------------

     The Company's major market risk exposure is to changing interest rates. The Company's policy is to manage interest rate risk through the use of floating rate debt instruments. The Company has loans under a Credit Facility totaling approximately $20.1 million at May 31, 2000. The interest rate on the Credit Facility, which fluctuates based on certain financial ratios of the Company, was the lender's prime rate less .25% at May 31, 2000 (9.25%). An immediate increase of 10% in interest rates would increase the Company's annual interest expense by approximately $186,000.

ITEM  8.     FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA
-------      -----------------------------------------------

     Information with respect to this Item is contained in the Company's consolidated financial statements and financial statement schedules indicated in the Index on Page F-1 of this Annual Report on Form 10-K and is incorporated herein by reference.

ITEM  9.     CHANGES  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
-------      -------------------------------------------------------------------
FINANCIAL  DISCLOSURE.
------ --------------

None.

                                    PART III


ITEM  10.  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT.
--------   --------------------------------------------------------

     The information contained under the heading "Information as to Directors and Executive Officers" in the Company's definitive proxy statement for its 2000 Annual Meeting of stockholders (the "2000 Proxy Statement") is incorporated by reference herein.

ITEM  11.  EXECUTIVE  COMPENSATION.
--------   -----------------------

     The information contained under the heading "Executive Compensation" in the 2000 Proxy Statement is incorporated herein by reference.

ITEM  12.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND MANAGEMENT.
--------   --------------------------------------------------------------------

     The information contained under the headings "Directors and Executive Officers" and "Principal Stockholders" in the 2000 Proxy Statement is incorporated herein by reference.

ITEM  13.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.
--------   --------------------------------------------------

     The  information  contained  under  the  heading  "Executive
Compensation--Certain Transactions" in the 2000 Proxy Statement is incorporated by reference.

                                     PART IV

ITEM  14.  EXHIBITS,  FINANCIAL  STATEMENT SCHEDULES AND REPORTS ON FORM 8-KITEM
--------   ---------------------------------------------------------------------
14.  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES  AND  REPORTS  ON  FORM  8-K.
--   -----------------------------------------------------------------------


(a)  Financial  Statements     Page  or  Method  of  Filing

     (1)  Index  to  Consolidated  Financial  Statements                     F-1

     (2)  Report  of  Grant  Thornton  LLP                                   F-2

(3) Consolidated Financial Statements and Notes to Consolidated Financial Statements of the Company, including Consolidated Balance Sheets as of May 31, 2000 and 1999 and related Consolidated Statements of Earnings, Consolidated Cash Flows and Consolidated Stockholders' Equity (Deficit) for each of the years in
the  three-year  period  ended  May  31,  2000                               F-3


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

     (c)     Exhibits
             --------

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

 2.5     First
         Amendment,                Incorporated by Reference.
         Waiver and Agreement,
         dated as of March 24,
         1997, between BNY Financial
         Corporation and the
         Registrant and related
         to the Credit Agreement.

 2.6     Second                    Incorporated by Reference.
         Amendment and Agreement,
         dated as of September  9,
         1997, between BNY Financial
         Corporation and the Registrant
         and related to the Credit
         Agreement.


 2.7     Third
         Amendment and              Incorporated by Reference.
         Agreement, dated as of
         October 15, 1997, between
         BNY Financial Corporation
         and the Registrant
         and related to the Credit
         Agreement.

 2.8     Fourth
         Amendment and              Incorporated by Reference.
         Agreement, dated as of
         February 2, 1998, between
         BNY Financial Corporation
         and the Registrant and
         related to the Credit
         Agreement.

 2.9     Fifth
         Amendment,                  Incorporated by Reference.
         dated as of July 16, 1998,
         between BNY Financial
         Corporation and the
         Registrant and related
         to the Credit Agreement.

 2.10    Sixth
         Amendment,                  Incorporated by Reference
         dated  as  of May 30, 1998,
         between   BNY Financial
         Corporation and the
         Registrant and related
         to the Credit Agreement.

 2.11    Seventh
         Amendment,                  Incorporated by Reference.
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

 21      Subsidiaries                 Filed herewith.

 23      Consent of Grant Thornton    Filed herewith.

 27      Financial                    Filed herewith.
         Data
         Schedule.

     The Company did not file a Current Report on Form 8-K during the last quarter of the fiscal year covered by this Annual Report.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized this 28th day of August, 2000.


     International Airline Support Group, Inc., a Delaware corporation


By:       /s/  A.A.  Dyer  III
   ---------------------------
      Alexius  A.  Dyer  III
      Chairman  of  the  Board,  Chief  Executive  Officer
      and  President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


SIGNATURE     TITLE     DATE
---------     -----     ----


  /s/  A.A.  Dyer  III     Chairman  of  the  Board, Chief Executive Officer and
----------------------
                           President  and  Director
Alexius  A.  Dyer  III     (Principal  Executive  Officer)     August  28,  2000


 /s/  George  Murnane  III
---------------------------
George  Murnane  III     Executive  Vice  President, Chief Operating Officer and
                         Director                              August  28,  2000


  /s/  James  M.  Isaacson  Chief  Financial  Officer,  Treasurer
--------------------------
      James  M. Isaacson    and Secretary  (Principal Financial Officer and
                            Principal Accounting Officer)      August  28,  2000


  /s/  F.  Dixon  McElwee,  Jr.
-------------------------------
       F.  Dixon  McElwee,  Jr.   Director                     August  28,  2000


  /s/  E.  James  Mueller
-------------------------
       E.  James  Mueller         Director                     August  28,  2000

                      [THIS PAGE INTENTIONALLY LEFT BLANK]

            INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARY

                          INDEX TO FINANCIAL STATEMENTS


                                                                 PAGE
                                                                 ----

Report  of  independent  certified  public  accountants          F-2

Consolidated  balance  sheets  as  of  May  31,  2000
  and  1999                                                      F-3

Consolidated  statements  of earnings for the years ended
  May 31, 2000, 1999 and 1998                                    F-4

Consolidated statement of stockholders' equity (deficit)
  for the years ended May 31, 2000,  1999 and 1998               F-5

Consolidated statements of cash flows for the years ended
  May 31, 2000, 1999 and 1998                                    F-6

Notes  to  consolidated  financial  statements                   F-8

Schedule  II  -  Valuation  and  qualifying  accounts            S-1

                     FINANCIAL  STATEMENTS  AND  REPORT
                     OF  INDEPENDENT  CERTIFIED
                     PUBLIC  ACCOUNTANTS

                     INTERNATIONAL  AIRLINE  SUPPORT
                     GROUP,  INC.  AND  SUBSIDIARIES

                     MAY  31,  2000,  1999  AND  1998

                       [Letterhead of Grant Thornton LLP]






                         REPORT OF INDEPENDENT CERTIFIED
                               PUBLIC ACCOUNTANTS



Board  of  Directors  and  Stockholders
International  Airline  Support  Group,  Inc.

We have audited the accompanying consolidated balance sheets of International Airline Support Group, Inc. and Subsidiaries as of May 31, 2000 and 1999, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the three years ended May 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of International Airline Support Group, Inc. and Subsidiary as of May 31, 2000 and 1999 and the consolidated results of its operations and its consolidated cash flows for each of the three years ended May 31, 2000, in conformity with accounting principles generally accepted in the United States.

We have also audited Schedule II of International Airline Support Group, Inc. and Subsidiaries for each of the three years ended May 31, 2000. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.



                                        /s/  Grant  Thornton  LLP


Miami,  Florida
July  21,  2000

The  accompanying  notes  are  an  integral  part  of  these  statements.

                                       F-4
           INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                          May  31,
                                               ---------------------------
                                                 2000                 1999
                                             -----------          -----------
Current  assets
     Cash  and  cash  equivalents          $     721,111       $     892,283
     Accounts  receivable,  net  of
      allowance  for  doubtful  accounts
       of  $172,722  in  2000  and
       $342,420  in  1999                      2,647,215           2,812,500
     Inventories                              12,807,512          11,131,059
     Deferred  tax  benefit                    1,053,888           1,128,302
     Other  current  assets                      583,626             134,274
                                                 -------             -------
                    Total current assets      17,813,352          16,098,418

Property  and  equipment
     Aircraft  in  operations                  1,114,919              -
     Aircraft  and engines held for lease     12,832,298           4,593,854
     Leasehold  improvements                     176,594             157,175
     Machinery  and  equipment                 1,074,576             988,983
                                               ---------             -------
                                              15,198,387           5,740,012
     Less  accumulated  depreciation           2,263,110           1,734,503
                                               ---------           ---------

            Property  and  equipment,  net    12,935,277           4,005,509

Other  assets
     Investment  in  joint  venture            3,860,136           2,373,572
     Deferred  debt  costs,  net                 228,066             360,406
     Deferred  tax  benefit                      345,883           1,071,959
     Deposits  and  other  assets                   -                 66,155
                                                    -                 ------
                                               4,434,085           3,872,092
                                               ---------           ---------

                                        $     35,182,714    $     23,976,019
                                        =     ==========    =     ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current  liabilities
     Current  maturities  of
     long-term  obligations              $     1,748,642    $      1,455,600
     Accounts  payable                         1,359,998           2,034,888
     Accrued  liabilities                      1,261,147           1,084,332
                                               ---------           ---------
          Total  current  liabilities          4,369,787           4,574,820

Long-term  obligations,  less  current
     maturities                               18,345,079           8,138,059

Commitments  and  contingencies                   -                    -

Stockholders'  equity
     Preferred  stock  -  $.001  par
      value;  authorized  2,000,000  shares;
      no  shares  outstanding  in  2000
      and  1999,  respectively                    -                    -
     Common  stock  -  $.001  par  value;
      authorized  20,000,000  shares;
      issued  and  outstanding  2,661,723
      and  2,655,723  shares  in  2000
       and  1999,  respectively                    2,661               2,655
     Additional  paid-in  capital             13,902,909          13,936,089
     Retained earnings (accumulated deficit)     527,769            (728,824)
     Common  stock  in  treasury,  at  cost
      -  471,525  and  467,325  shares
        in 2000 and 1999, respectively        (1,965,491)         (1,946,780)
                                              ----------          ----------
           Total  stockholders'  equity       12,467,848          11,263,140

                                        $     35,182,714   $      23,976,019
                                        =     ==========   =      ==========

The  accompanying  notes  are  an  integral  part  of  this  statement.

           INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS


                                                                        Years  Ended  May  31,
                                                            ---------------------------------------------
                                                             2000                1999                1998
                                                        -----------          ----------          ----------
Revenues
     Net  sales                                    $     23,479,801    $     24,344,083     $    25,647,782
     Lease  and  service  revenue                         2,724,365           3,327,859           2,314,830
                                                        -----------          ----------          ----------
                    Total  revenues                      26,204,166          27,671,942          27,962,612

Cost  of  sales                                          17,350,142          18,196,982          16,781,517
Selling,  general  and  administrative  expenses          5,805,426           5,062,525           5,344,171
Depreciation                                              1,091,816           1,146,912           1,060,397
                                                          ---------           ---------           ---------

                    Total  costs                         24,247,384          24,406,419          23,186,085

Equity  in  net  earnings  of  unconsolidated
  joint  venture                                          1,757,114           1,026,359              -
                                                          ---------           ---------          ----------

                    Income from operations                3,713,896           4,291,882           4,776,527

Interest  expense                                         1,707,998           1,314,503           1,647,770
Interest  and  other  (income)  expense                     (51,185)            (13,082)            286,018
                                                        -----------          ----------          ----------
                    Earnings  before  income  taxes       2,057,083           2,990,461           2,842,739

Provision  (benefit)  for  income  taxes                    800,490           1,036,145          (2,819,933)
                                                        -----------          ----------          ----------
                    Net  earnings                   $     1,256,593     $     1,954,316     $     5,662,672
                                                          =========           =========           =========
Per  share  data:
     Earnings  per  common  share  -  basic         $           .57     $           .77     $          2.29

     Weighted  average  shares  outstanding
       used  in  basic calculation                        2,189,539           2,550,940           2,471,025
                                                          =========           =========           =========

     Earnings  per  common  share  -  diluted       $           .55     $           .72     $          2.03

     Weighted  average  shares  outstanding  used
       in  diluted calculation                            2,268,472           2,720,513           2,793,414
                                                          =========           =========           =========


The  accompanying  notes  are  an  integral  part  of  this  statement.

           INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)


                                                                        Unrealized        Retained      Common
                    Common  Stock                        Additional      Loss  on          Earnings     Stockin
                      Number  of        Par              Paid-In          Equity        (Accumulated    Treasury,
                       Shares          Value             Capital         Security          Deficit)     at  Cost          Total
                      ---------      ----------        -------------  -------------       ----------    ----------     -----------
Balance  at  June  1,
  1998                2,395,095     $     2,395     $    13,003,686     $     -     $     (8,345,812)     $     -    $   4,660,269

Exercise  of  stock
  options               167,572             167             507,924           -                 -               -          508,091

Unrealized  loss  on
  equity  security          -                -                 -          (22,545)              -               -          (22,545)

Net  earnings               -                -                 -             -             5,662,672            -        5,662,672
                      ---------      ----------        -------------  -------------       ----------      ----------  ------------

Balance  at  May  31,
  1998                2,562,667           2,562          13,511,610       (22,545)        (2,683,140)           -       10,808,487

Exercise  of  stock
  options                93,056              93             288,394          -                 -                -          288,487

Tax  benefit  from
  exercise of  stock
  options                  -                 -              136,085          -                 -                -          136,085

Repurchase  of  common
  stock                    -                 -                 -             -                 -         (1,946,780)    (1,946,780)

Sale  of  equity
  security                 -                 -                 -           22,545              -               -            22,545


Net  earnings              -                 -                 -             -             1,954,316           -         1,954,316
                      ---------      ----------        -------------  -------------       ----------      ----------  ------------

Balance  at  May  31,
  1999                2,655,723          2,655           13,936,089          -              (728,824)    (1,946,780)    11,263,140

Exercise  of  stock
  options                 6,000              6               19,557          -                  -              -            19,563
Repurchase  of  stock
  options                  -                 -              (52,737)         -                  -              -           (52,737)

Repurchase  of  common
  stock                    -                 -                 -             -                  -          (18,711)        (18,711)

Net  earnings              -                 -                 -             -             1,256,593          -          1,256,593
                      ---------      ----------        -------------  -------------       ----------      ----------  ------------

Balance  at  May
  31,  2000       $   2,661,723     $     2,661     $     13,902,909   $     -         $     527,769   $ (1,965,491) $  12,467,848
                        =======      ==========           ==========   ============    =============   ============= =============



The  accompanying  notes  are  an  integral  part  of  this  statement.

           INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                     Years  Ended  May  31,
                                                                        --------------------------------------------
                                                                        2000                1999                1998
                                                                     ----------          ----------          ----------
Cash  flows  from  operating  activities:
     Net  earnings                                              $     1,256,593     $     1,954,316     $     5,662,672
     Adjustments  to  reconcile  net  earnings  to  net  cash
       provided  by  operating  activities:
          Depreciation  and  amortization                             1,423,653           1,299,728           1,159,731
          Gain on sale of aircraft and engines held for lease          (108,611)           (865,276)           (267,109)
          Unrealized  loss  on  equity  securities                         -                 22,545                -
          Earnings  of  joint  venture                               (1,757,114)         (1,026,359)               -
          Decrease  (increase)  in  deferred  tax  benefit              800,490             898,754          (2,890,247)
          Decrease  (increase)  in  accounts  receivable                 91,497          (1,632,740)            374,270
          (Increase)  decrease  in  inventories                      (1,676,453)            613,865             (99,640)
          (Increase)  decrease  in  other  current  assets             (449,352)             60,324             (95,833)
          Decrease  (increase)  in  other assets                         66,155              68,378             220,467
          (Decrease)  increase  in  accounts  payable  and
            accrued  liabilities                                       (617,418)            (60,778)            104,669
                                                                        --------         ----------          ----------
              Net cash (used  in) provided by operating activities     (970,560)          1,332,757           4,168,980

Cash  flows  from  investing  activities:
     Distributions received from joint venture                          360,000             240,000                -
     Cash  acquired  in  acquisition                                      4,754                -                   -
     Capital  expenditures,  including  aircraft  held  for  lease  (10,011,392)         (3,786,356)         (1,126,085)
     Sale  (purchase)  of  investments                                   -                   92,194            (114,729)
     Investment  in  joint  venture                                     (89,450)         (1,587,213)               -
     Proceeds  from  sale  of  aircraft  and  engines  held
       for  lease                                                     1,176,000           5,875,000             667,000
     Purchase stock of Diamond Aviation                                (125,000)              -                    -
                                                                        --------         ----------          ----------

              Net cash provided by (used in) investing activities    (8,685,088)            833,625            (573,814)

Cash  flows  from  financing  activities:
     Net  borrowings  (payments)  under  line  of  credit             3,866,961           2,047,754          (2,391,856)
     Borrowings  under  term  loans                                   7,300,000           2,576,000           3,100,000
     Payments  under  term  loans                                    (1,630,600)         (4,677,963)         (4,807,347)
     Purchase  of  treasury  stock                                      (18,711)         (1,946,780)              -
     Repurchase  of  stock  options                                     (52,737)              -                   -
     Proceeds  from  the  exercise  of  stock  options                   19,563             288,487             508,091
     Increase  in  deferred  debt  costs                                   -                   -                (31,376)
                                                                       --------           ---------             -------

              Net cash (used in) provided by financing activities     9,484,476          (1,712,502)         (3,622,488)
                                                                      ---------          ----------          ----------

Net  increase  (decrease)  in  cash  and  cash  equivalents            (171,172)            453,880             (27,322)

Cash and cash equivalents at beginning of year                          892,283             438,403             465,725
                                                                      ---------          ----------          ----------
Cash  and  cash  equivalents  at end of year                      $     721,111       $     892,283       $     438,403
                                                                  =============       =============       =============

Supplemental  disclosures  of  cash  flow  information
     Cash  paid  during  the  year  for:
          Interest                                                $   1,501,503     $     1,161,687     $     1,505,630
                                                                  =============     ===============     ===============
          Income  taxes                                           $      20,000      $       58,298     $       139,995
                                                                  =============     ===============     ===============

Non-cash  investing  and  financing  activities:
     Tax  benefit  resulting  from  exercise  of stock options    $       -         $       136,085     $          -
                                                                  =============     ===============     ===============


                                                                     (continued)


           INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

                                                                                         Years  Ended  May  31,
                                                                            --------------------------------------------
                                                                              2000                1999                1998
                                                                           ----------          ----------          ----------

In May 2000, the Company purchased all of the outstanding stock of Diamond Aviation for approximately $125,000 in cash and approximately $880,000 in assumed debt. In conjunction with this acquisition, the Company recorded the following assets and liabilities:

     Cash                                                               $       4,754
     Accounts  receivable                                               $      73,788
     Aircraft  in  operations                                           $   1,114,919
     Accounts  payable  and  accrued  expenses                          $    (114,758)
     Debt                                                               $  (1,078,703)





The  accompanying  notes  are  an  integral  part  of  these  statements.

           INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           MAY 31, 2000, 1999 AND 1998


NOTE  A  -  DESCRIPTION  OF  COMPANY  BUSINESS  AND  SIGNIFICANT
     ACCOUNTING  POLICIES

     International Airline Support Group, Inc. and Subsidiaries (the "Company") is primarily engaged in the sale of aircraft, aircraft parts, leasing of aircraft and engines and related services. In addition, with the acquisition of Diamond Aviation (Note B), the Company is engaged in the operation of a small regional airline. Since its inception in 1982, the Company has become a primary source of replacement parts for widely operated aircraft models such as the McDonnell Douglas MD-80 and DC-9, and Embraer EMB-120.

     a)     Basis  of  Presentation
            -----------------------

          The consolidated statements include the accounts of International Airline Support Group and its wholly-owned subsidiaries. The related entities are collectively referred to as the ("Company"). All material intercompany transactions and balances have been eliminated in the consolidation.

     b)     Cash  and  Cash  Equivalents
            ----------------------------

          The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents

     c)     Inventories
            -----------

          Inventories are stated at the lower of cost or market. The cost of aircraft, engines and aircraft parts is determined on a specific identification basis.

     d)     Property  and  Equipment
            ------------------------

          Property and equipment are stated at cost, less accumulated depreciation. Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets, less their estimated salvage values, to operations over their estimated life utilizing straight-line and accelerated methods. The estimated lives of the depreciable assets range from 3 to 12 years. Overhaul costs on aircraft held for lease are capitalized and depreciated over the estimated service life of the overhaul. For income tax purposes, accelerated methods of depreciation are generally used. Deferred income taxes are provided for the difference between depreciation expense for tax and financial reporting purposes.

          Subsequent to May 31, 2000, the Company transferred an aircraft with a cost of approximately $1.9 million from Aircraft and engines held for lease to Aircraft in operations.

     e)     Deferred  Debt  Costs
            ---------------------

          The deferred debt costs relate to the costs associated with obtaining the Senior Secured Revolving Credit Loan Facility and the Senior Secured Term Loans. These costs are being amortized using the interest method over the life of the respective debt issue. Accumulated amortization at May 31, 2000 and 1999, was $524,083 and $391,743, respectively.






                                                                     (continued)

NOTE  A  -  DESCRIPTION  OF  COMPANY  BUSINESS  AND  SIGNIFICANT
     ACCOUNTING  POLICIES  -  Continued

     f)     Earnings  Per  Share
            --------------------

          Basic net earnings per share equals net earnings divided by the weighted average shares outstanding during the year. The computation of diluted net earnings per share includes dilutive common stock equivalents in the weighted average shares outstanding. The reconciliation between the computations is as follows:

                                             Basic              Basic        Diluted         Diluted
                     Net  Earnings           Shares              EPS          Shares             EPS
                  ----------------          ---------     -----------       ----------    ----------
          2000     $     1,256,593          2,189,539     $      .57         2,268,472     $     .55
          1999     $     1,954,316          2,550,940     $      .77         2,720,513     $     .72
          1998     $     5,662,672          2,471,025     $     2.29         2,793,414     $    2.03


          Included in diluted shares are common stock equivalents relating to options of 78,933, 169,573, and 322,389 for 2000, 1999 and 1998, respectively.

     g)     Revenue Recognition
            --------------------

          Revenue from the sale of parts is recognized when products are shipped to the customer. Revenue from aircraft and engine sales is recognized when the Company has received consideration for the sales price, the risk of ownership has passed to the buyer, and collectibility is reasonably assured. Lease and service revenue are recognized on an accrual basis, unless collectibility is uncertain.

          Included in net sales is revenue from the exchange of parts. This revenue is recognized when the Company has fulfilled all of its obligations under the exchange agreement.

     h)     Employee  Benefit  Plan
            -----------------------

          In fiscal 1992, the Company established a contributory 401(K) plan. The plan is a defined contribution plan covering all eligible employees of the Company, to which the Company makes certain discretionary matching contributions based upon the level of its employees' contributions. The amount charged to earnings in fiscal 2000, 1999 and 1998 was insignificant. The Company does not provide any health or other benefits to retirees.

     i)     Fair  Value  of  Financial  Instruments
            ---------------------------------------

          The carrying value of cash and cash equivalents, trade receivables, and accounts payable approximate fair value due to the short-term maturities of these instruments. The carrying value of the debt under the Senior Facility approximates fair value as it is floating rate debt.

     j)     Income  Taxes
            -------------

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

     k)     Management  Estimates
            ---------------------

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

     l)     New  Accounting  Pronouncement
            ------------------------------

          In June 1998, the FASB issued Statement of Financial Accounting Standards (FAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." FAS No. 133, as amended by FAS 138, establishes standards for accounting and reporting for derivative instruments, and conforms the requirements for treatment of different types of hedging activities. This statement is effective for all fiscal years beginning after June 15, 2000. Management does not expect this standard to have a significant impact on the Company's operations.

     m)     Business  Segment  and  Geographic  Area  Information
            -----------------------------------------------------

          The Company sells aircraft and aircraft parts, and leases aircraft to foreign and domestic customers. In addition, with the acquisition of Diamond Aviation (Note B), the Company is engaged in the operation of a small regional airline. Most of the Company's sales take place on an unsecured basis, and a majority of the sales are to aircraft operators. The Company's revenues are derived primarily from customers located in the United States and all of the Company's long-lived assets are located in the United States. One customer accounted for 12% of the Company's sales in fiscal 2000 and another customer accounted for 11% of the Company's sales in fiscal 2000. No customers accounted for more than 10% of the Company's sales in fiscal 1999 and 1998.

     n)     Accounting  for  Stock  Based  Compensation
            -------------------------------------------

          The Company accounts for non-qualified options issued to non-employees, under SFAS 123, "Accounting for Stock Based Compensation." The exercise price of all options granted by the Company equals the market price at the date of grant. Thus, no compensation expense is recognized. The Company's employee stock option plan is accounted for using the intrinsic value method under APB 25. The Company provides disclosure of certain pro forma information as if the fair value-based method had been applied in measuring compensation expense (see Note H).

o)     Reclassifications
       -----------------

Certain prior period amounts have been reclassified to conform with the current year presentation.

NOTE  B  -  ACQUISITION

     In April 2000, the Company purchased all of the outstanding stock of Diamond Aviation, doing business as North-South Airways (North-South), a small regional airline located in Statesboro, Georgia that operates under an Air Carrier Certificate under Part 135 of the regulations of the Federal Aviation Administration. The Company purchased North-South for approximately $125,000 in cash and approximately $880,000 in assumed debt. The acquisition has been accounted for as a purchase and accordingly, the assets and liabilities have been recorded at their estimated fair values at the date of acquisition. No goodwill was recorded as a result of this acquisition. The results of operations of Diamond Aviation are included in the accompanying consolidated statement of earnings as of the date of the acquisition. As the amounts are not material, the unaudited proforma consolidated results of operations of the Company as if the acquisition had occurred at the beginning of fiscal 2000 and 1999 are not disclosed.

NOTE  C  -  INVESTMENT  IN  JOINT  VENTURE

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

     The joint venture partners are exploring opportunities for the aircraft after the end of the term of the leases with SAS. Such opportunities include releasing the aircraft with SAS, leasing the aircraft to one or more different lessee(s), selling the aircraft, parting out the aircraft, or directly placing the aircraft into either passenger or cargo service. In fiscal 2000, one of the aircraft came off of lease and was then leased to another unrelated party. At this time, the joint venture has no firm commitment for the other aircraft after the SAS leases expire. A condensed summary of the joint venture's operations follows:

                                             As  of                  As  of
                                        May  31,  2000           May  31,  1999
                                        ---------------          ---------------

    Partners'  capital  accounts       $     7,720,272          $     4,747,144
                                       ===============          ===============


                                                                 Period  from
                                                                September  16,
                                                                1999 (Date of
                                                                of Inception)
                                        Year  Ended                Through
                                      May  31,  2000           May  31,  2000
                                     ---------------          ---------------

          Revenues                  $     14,475,000         $     10,200,000
          Expenses                        10,960,773                8,147,282
                                          ----------                ---------

          Net  earnings             $      3,514,227         $      2,052,718
                                    ================         ================

     Included in the Company's consolidated retained earnings is approximately $2,783,000 relating to the Company's share in the earnings of the Air41 Joint Venture.


NOTE  D  -  INVENTORIES

     Inventories  at  May  31,  2000  and  1999  consisted  of  the  following:

                                            2000                   1999
                                      -------------        -------------
          Aircraft  parts           $     7,382,143      $     8,679,059

          Aircraft  and  engines
           available  for  sale           5,425,369            2,452,000
                                    ---------------      ---------------

                                    $     12,807,512     $    11,131,059
                                    ================     ===============
NOTE  E  -  LONG-TERM  OBLIGATIONS

     Long-term  obligations at May 31, 2000 and 1999 consisted of the following:

                                               2000                   1999
                                           ------------          -------------
         Senior  Secured  Revolving
          Credit  Loans                $     11,009,490     $      7,053,829

          Term  Loans                         9,084,231            2,539,830
                                              ---------            ---------

                                             20,093,721            9,593,659

          Less:  Current  maturities          1,748,642            1,455,600
                                              ---------            ---------
                                       $     18,345,079      $     8,138,059
                                       ================      ===============

     In October 1996 the Company entered into a Credit Agreement with the Bank of New York, which provided for a $3 million term loan (Term Loan-A) and up to an $11 million revolving credit. The Credit Facility is secured by substantially all of the assets of the Company and availability of amounts for borrowing is subject to certain limitations and restrictions. The interest rate on the Credit Facility which fluctuates based on certain financial ratios of the Company, was the lenders prime rate less .25% (9.25% at May 31, 2000). The revolving line of credit was increased to $13 million in March 1997 and to $14 million in fiscal 1998. As of May 31, 2000, the available line of credit is approximately $1.7 million. The credit agreement includes certain covenants which provide, among other things, restrictions relating to the maintenance of consolidated net worth and other financial ratios, as well as a restriction on the payment of dividends.

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

     During fiscal 2000, the Credit Agreement was amended twice to create an additional term loan facility (term loans E and F) in the amount of $7.3 million to finance the purchase of three aircraft.

     The scheduled maturities of long-term obligations in each of the next four years until maturity subsequent to May 31, 2000 are as follows: 2001 - $1,748,642 and 2002 - $18,345,078.



NOTE  F  -  COMMITMENTS  AND  CONTINGENCIES

     Leases
     ------

     The Company leases warehouse facilities, office space, as well as certain equipment under long-term operating lease agreements. Rental expense under these leases for the years ended May 31, 2000, 1999 and 1998 was approximately $279,000, $286,900 and $280,000, respectively. At May 31, 2000, the future minimum payments on non-cancellable operating leases are as follows: 2001 - $287,406, 2002 - $274,061, 2003 - $50,442, and 2004 - $29,425.

     The Company currently leases aircraft and engines to customers under long-term operating lease agreements. In addition to minimum base rentals, the lease agreements often require additional rent based upon aircraft and engine usage. The net investment in aircraft and engines held for or leased to customers was approximately $11,513,000 and $3,749,000 at May 31, 2000 and 1999, respectively. At May 31, 2000, the future rental income under the long-term operating leases are as follows: 2001 - $1,344,000, 2002 - $1,263,000, 2003 -
$1,020,000  and  2004  -  $510,000.

NOTE  G  -  INCOME  TAXES

     The provision (benefit) for income taxes for the years ended May 31, 2000, 1999 and 1998 is as follows:

                                  2000                1999                1998
                               ----------          ----------          ----------
  Current  provision:
          Federal               $     -          $     76,138       $     69,906
          State                       -                  -                  -
                                ---------         -----------        ------------
                                      -                76,138             69,906

          Deferred  provision     800,490             960,007         (2,889,839)
                                ---------         -----------        ------------
                                $ 800,490        $  1,036,145       $ (2,819,933)
                                  =======           =========         ==========

     The tax effect of the Company's temporary differences and carry forwards is as follows:

                                                    2000                 1999
                                                -----------          -----------
          Deferred  tax  (benefits)  -  current:
               Bad  debt  reserve                  (62,000)            (129,000)
               Inventory  capitalization          (358,000)            (311,000)
               Accrued  payroll                    (86,000)            (169,000)
               Accrued  vacation                   (14,000)             (15,000)
               Reserve  for  inventory            (534,000)            (504,000)
                                                  --------              --------

                                          $     (1,054,000)    $     (1,128,000)
                                          =================     ================

          Deferred  tax  liabilities
                   (benefits)  -  non-current:
               Air41  Joint  Venture      $        281,000     $        210,000
               Depreciation and amortization     3,879,000              513,000
               Net  operating  loss
                carryforward - federal          (3,923,000)          (1,327,000)
               Net  operating  loss
                carryforward  -  state            (388,000)            (256,000)
               Minimum  tax  credit  -  federal   (222,000)            (303,000)
               Other,  net                          27,000               91,000
                                                    ------               ------
                                            $     (346,000)    $     (1,072,000)
                                            ==============     ================

NOTE  G  -  INCOME  TAXES  -  Continued

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

     The following table summarizes the differences between the Company's effective tax rate and the statutory federal rate as follows:

                                              2000        1999        1998
                                           -------     -------     -------

          Statutory  federal  rate           34.0%       34.0%       34.0%
          Tax  expense(benefit)  from
            net  operating loss carryforward   .7%         -       (134.2)
          State  income  taxes                 -          1.7         -
          Other                               4.2%       (1.1)        1.0
                                           -------   --------    --------
          Effective  tax  rate               38.9%       34.6%      (99.2)%
                                           ======       ======      =======

     The Company has net operating loss carryforwards for federal tax purposes of approximately $11.5 million. The net operating losses will expire in years 2010 through 2020. The Company also has a federal minimum tax credit carryover of approximately $222,000 which may be utilized in future years to the extent that the regular tax liability exceeds the alternative minimum tax. Certain provisions of the tax law may limit the net operating loss and credit carryforwards available for use in any given year in the event of a significant change in ownership interest.

NOTE  H  -  STOCK  OPTIONS

Under the terms of the Company's 1996 Stock Option Plan (the "Plan"), the Company has 967,782 shares of common stock reserved. As of May 31, 2000, 166,207 shares are available to be issued under the Plan. The exercise price of all options granted by the Company to the employees equals the market price at the date of the grant. No compensation expense has been recognized. The options, other than those issued to the executive officers, vest immediately and expire 10 years from the date of the grant.

     On December 3, 1998, the Company's Board of Directors approved and ratified the repricing of certain unexercised employee stock options granted under the Company's stock option plans. As a result, options granted to purchase 131,173 shares of the Company's common stock were repriced from $4.50 - $6.94 per share to $3.31 per share. The 131,173 shares are reflected in both the granted and cancelled captions in the accompanying table for fiscal year ending May 31, 1999. The pro forma effect on earnings from this repricing is included in the pro forma net earnings shown below.





                                                                     (continued)

NOTE  H  -  STOCK  OPTIONS  -  Continued

     Had compensation expense for the Stock Option Plan and non-qualified options to employees been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123, the Company's net earnings and earnings per share would have been changed to the pro forma amounts below.


                                           2000                 1999                 1998
                                      -----------          -----------          -----------
     Net  earnings
          As  reported            $     1,256,593      $     1,954,316       $    5,662,672
          Pro  forma              $     1,222,093      $     1,743,076       $    5,400,656

     Basic earnings per share
          As reported             $           .57      $           .77       $         2.29
          Pro forma               $           .56      $           .68       $         2.19

     Diluted earnings per share
          As  reported            $           .55      $           .72       $         2.03
          Pro  forma              $           .54      $           .64       $         1.93

     The above pro forma disclosures may not be representative of the effects on reported net earnings for future years as certain options vest over several years and the Company may continue to grant options to employees.

     The fair value of each option grant is estimated on the date of grant using the binomial option-pricing model with the following weighted-average assumptions used for grants in fiscal 2000, 1999 and 1998, respectively: dividend yield of 0.0 percent for all years; expected volatility of 40 percent, 40 percent and 30 percent; risk-free interest rates of 6.50 percent; 5.50 percent and 6.0 percent; and expected holding periods of 4 years.

     A summary of the status of the Company's fixed stock options as of May 31, 2000, 1999 and 1998, and changes during the years ending on those dates is as follows:


                                                May  31, 2000                May 31, 1999            May  31,  1998
                                              -----------------             ---------------          ---------------
                                                    Weighted  -                  Weighted  -             Weighted  -
                                                     Average                      Average                 Average
                                                    Exercise                     Exercise                Exercise
                                            Shares     Price             Shares     Price         Shares   Price
                                           --------   ------             -------   ------        --------  --------
    Outstanding  at
       beginning  of  year                  593,154     3.12             563,210   $ 3.42         598,609   $  2.99
     Granted                                 25,000     3.44             254,173     3.31         137,173      4.82
     Exercised                               (6,000)    3.26             (93,056)    3.10        (167,572)     3.03
     Cancelled                              (82,207)    3.10            (131,173)    4.78          (5,000)     3.00
                                           --------   ------             -------   ------        --------  --------
     Outstanding  at
       end of year                          529,947     3.13             593,154     3.12         563,210      3.42
                                           ========   ======            ========   ======         =======   =======
     Options  exercisable
       at  end  of  year                    447,185                      437,174                  415,012
     Weighted-average
       fair  value  of  options
       granted  during
       the year                          $     1.38                   $     1.28               $     1.90


                                                                     (continued)

NOTE  H  -  STOCK  OPTIONS  -  Continued

     The  following  information applies to options outstanding at May 31, 2000:

                                                        Options  Outstanding              Options  Exercisable
                                                        --------------------             -----------------------
                                                              Weighted  -
                                                               Average
                                                              Remaining          Weighted  -                     Weighted  -
            Ranges  of                                       Contractual          Average                        Average
          Exercise  Prices              Shares                  Life            Exercise Price      Shares     Exercise Price
         -----------------            --------              ------------         -----------      ----------   --------------
          $2.75  -  $3.44              529,947               7.35  years         $     3.13         447,185     $     3.16
                                      ========                                                      =======

NOTE  I  -  STOCK  REPURCHASE

     In the third quarter of 1999, the Company began acquiring shares of its common stock in connection with a stock repurchase program approved by the Board of Directors in December 1998. During fiscal 2000 and the six months ended May 31, 1999, the Company repurchased 4,200 and 467,325 shares, respectively of its common stock for a total expenditure of $18,711 and $1,946,780, respectively. The Company does not currently have a formal plan in place to purchase any additional shares; however, the Company is authorized by the Board to make further purchases if deemed to be in the best interests of the Company. Any such purchases must be also approved by the Company's bank.

NOTE  J  -  RELATED  PARTY  TRANSACTIONS

     Under the commission agreement entered into with the Company during fiscal 1994, an outside director is entitled to 3-4% of revenues generated from sales to customers brought in by the director plus a fixed monthly fee. The Company paid the outside director approximately $60,000, $96,000 and $96,000 for the years ended May 31, 2000, 1999 and 1998. In early fiscal 2001, the Company paid the outside director an additional $60,000. This agreement can be canceled by either party at any time.

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

     An executive of the Company's partner in the Air41 Joint Venture was also an executive of one of the Company's significant customers until the fourth quarter of fiscal 2000. Total sales to this significant customer were approximately $826,000, $1.6 million, and $2 million in fiscal 2000, 1999, and 1998, respectively. As of May 31, 2000 and 1999, the accounts receivable from this significant customer was approximately $157,000 and $109,000, respectively. During fiscal 1999, the Company purchased three engines from the Company's joint venture partner for $3,120,000.






                                                                     (continued)

NOTE  J  -  RELATED  PARTY  TRANSACTIONS  -  Continued

     An executive officer of the Company is a member of the Board of Directors of one of the Company's customers. The Company both purchases and sells inventory to this customer. Total sales to this customer were $80,000, $33,847 and $0 in fiscal 2000, 1999 and 1998, respectively. As of May 31, 2000 and 1999, the accounts receivable from this customer was approximately $20,000 and $69,000, respectively. Total purchases from this customer were approximately $1.6 million, $1.2 million and $0 in fiscal 2000, 1999 and 1998, respectively. In fiscal 1999, the Company received $250,000 of consulting income from this customer. As of May 31, 2000 and 1999, the Company has a payable to this customer of $104,288 and $756,049, respectively.

NOTE  K  -  FOURTH  QUARTER  ADJUSTMENTS

     In fiscal 1998, the Company recorded a fourth quarter tax benefit of approximately $1,100,000 as a result of adjusting the Company's estimated deferred tax assets.

NOTE  L  -  ACCRUED  LIABILITIES

     Accrued liabilities at May 31, 2000 and 1999 consisted of the following items:

                                            2000                 1999
                                        -----------          -----------

     Customer  deposits                 $   189,554          $   350,097
     Accrued  payroll                       555,101              597,442
     Accrued  property  taxes                88,795               48,214
     Other                                  427,697               88,579
                                            -------               ------

                                    $     1,261,147      $     1,084,332
                                    ===============      ===============

NOTE  M  -  EMPLOYMENT  AGREEMENTS

     In October 1996, the Company entered into employment agreements with two of its executive officers with a term of five years. The agreements provide the officers with a certain minimum annual salary plus bonus. The agreements provide the officers with an option to terminate their agreements and receive a lump sum payment equal to the officer's average annual compensation paid by the Company for the most recent two years upon a change in control of the Company.

NOTE  N  -  QUARTERLY  FINANCIAL  INFORMATION  (UNAUDITED)

                                  First             Second             Third             Fourth
              Year               Quarter            Quarter           Quarter           Quarter              Total
        ---------------         ----------         -----------       -----------       ----------          ---------
                                                         (In  Thousands,  Except  for  Per  Share  Information)

     2000
     ----
     Revenues                 $     8,999        $     6,207       $     5,359       $     5,639       $     26,204
     Operating  income              1,297              1,118               622               677              3,714
     Net  earnings  available
       for  common  shareholders      597                454               116                90              1,257
     Earnings  per  share  -  basic   .27                .21               .05               .04                .57
     Earnings  per  share  -  diluted .25                .20               .05               .04                .55*

     1999
     ----
     Revenues                 $     5,575        $     5,836       $     5,729      $     10,532       $     27,672
     Operating  income              1,017              1,226             1,246               803              4,292
     Net  earnings  available
       for  common  shareholders      442                539               555               418              1,954
     Earnings  per  share  -  basic   .17                .21               .22               .17                .77
     Earnings  per  share  -  diluted .16                .20               .21               .15                .72



* Difference of $.01 from statement of earnings for fiscal 2000 full year due to use of the average quarterly stock prices in the quarterly earnings per share - diluted calculations, while the fiscal 2000 full year earnings per share
-  diluted  calculation  uses  the  average  yearly  stock  price.


                                     S-1
                  INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES

                                        SCHEDULE II
                             VALUATION AND QUALIFYING ACCOUNTS

                            YEARS ENDED MAY 31, 1998, 1999 AND 2000


       COLUMN A                                                COLUMN B        COLUMN C        COLUMN D        COLUMN E
   --------                                               --------        --------        --------        --------
                                                                          Additions
                                                                              ----------
                                                              Balance at      Charged to                      Balance at
                                                              Beginning       Costs and                       End of
       Description                                            of Period       Expenses        Deductions      Period
       -----------                                           -----------     -----------      ----------      ----------

Year ended May 31, 1998
-----------------------

  Reserves deducted from assets to which they apply:

     Allowance for possible losses on accounts receivable    $  610,476      $   74,648       $  171,124(a)   $  514,000
                                                             ==========      ==========       ==========      ==========

     Inventory obsolescense reserve                          $  210,847      $  752,717       $       -       $  963,564
                                                             ==========      ==========       ==========      ==========

Year ended May 31, 1999
-----------------------

  Reserves deducted from assets to which they apply:

     Allowance for possible losses on accounts receivable    $  514,000      $       -        $   171,580(a)  $  342,420
                                                             ==========      ==========       ===========     ==========

     Inventory obsolescense reserve                          $  963,564      $  376,000       $        -      $1,339,564
                                                             ==========      ==========       ===========     ==========
Year ended May 31, 2000
-----------------------

  Reserves deducted from assets to which they apply:

     Allowance for possible losses on accounts receivable    $  342,420      $  172,893       $  342,591(a)   $  172,722
                                                             ==========      ==========       ==========      ==========

     Inventory obsolescense reserve                          $1,339,564      $  107,518       $       -       $1,447,082
                                                             ==========      ==========       ==========      ==========

(a)  Write-off of accounts receivable against the reserve.




Atlanta-1854286  v1-8/26/00  11:54  AM
Atlanta-1854286  v1-8/26/00  11:54  AM

                                   EXHIBIT 21


                              LIST OF SUBSIDIARIES
                              --------------------



ISAG  -  Virgin  Islands, Inc.                          United States Virgin
Islands

Diamond  Aviation,  Inc.                                Georgia
    d/b/a  North-South  Airways

North-South  Airways,  Inc.                             Delaware



EXHIBIT  23

                                AUDITOR'S CONSENT


     We have issued our report dated July 21, 2000, accompanying the consolidated financial statements and schedule appearing in the Annual Report of International Airline Support Group, Inc. and Subsidiaries on Form 10-K for the year ended May 31, 2000. We hereby consent to the incorporation by reference of the aforementioned report in the Registration Statements of International Airline Support Group, Inc. and Subsidiaries on Forms S-8 (Registration Nos. 333-13979, 333-41231 and 333-90523).


/s/  Grant  Thornton  LLP

Miami,  Florida
August  28,  2000