Form 10-Q
period 2000-08-31
INTERNATIONAL AIRLINE SUPPORT GROUP INC
filed 2000-10-16
CIK 859307

SECURITIES  AND  EXCHANGE  COMMISSION
                           Washington, D.C. 20549
                                 FORM 10-Q

(Mark One)
[ X ]     QUARTERLY REPORT  PURSUANT  TO  SECTION  13  OR  15(d)
          OF  THE SECURITIES EXCHANGE ACT OF 1934.

          For  the  quarterly  period  ended  August 31, 2000 or

[    ]     TRANSITION REPORT  PURSUANT  TO  SECTION  13  OR  15(d)
           OF THE  SECURITIES EXCHANGE ACT OF
           1934.For  the  transition  period  from  ________________  to
            __________________.

      Commission  file  number     0-18352
                                   -------

                INTERNATIONAL  AIRLINE  SUPPORT  GROUP,  INC.
                --------------------------------------------

               Delaware                              59-2223205
      ----------------------------------            ------------
     (State  or  other  jurisdiction  of           (IRS  Employer
       incorporation  or  organization)         Identification  No.)


1954  Airport  Road,  Suite  200,  Atlanta,  GA             30341
-----------------------------------------------            ----------
   (Address  of  principal  executive  offices)            (Zip Code)

Code)Registrant's  telephone  number,  including  area  code:     (770) 455-7575
                                                                  --------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
          YES    X          NO
                ---         --
APPLICABLE  ONLY  TO  CORPORATE ISSUERS:

             Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    The number of shares of the Company's common stock outstanding as of October 6, 2000 was 2,190,198.

                             FORM 10-QINTERNATIONAL AIRLINE
                           SUPPORT GROUP, INC. AND SUBSIDIARY

                                         INDEX
                                                                       Page  No.
                                                                       ---------
Part  I     FINANCIAL  INFORMATION

            Item 1.   Financial Statements

            Condensed Consolidated Balance Sheets                          3
              May  31,  2000  and  August 31, 2000

            Condensed Consolidated Statements  of  Earnings                4
              Three Months Ended August 31, 1999 and August  31, 2000

            Condensed Consolidated Statements of Cash Flows                5
              Three Months Ended August 31, 1999 and August  31, 2000

            Notes to Condensed  Consolidated  Financial  Statements        6

            Item  2. Management's  Discussion  and  Analysis
              of  Financial  Condition  and Results  of  Operations        9

Part  II     OTHER  INFORMATION

             Item  1. Legal  Proceedings                                  13

             Item 6. Exhibits  and  Reports  on  Form  8-K                13

                                                                   FORM 10-Q
            INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                      ASSETS

                                                                 May 31,                  August  31
                                                                  2000*                     2000
                                                              ------------               -----------
                                                                                          (unaudited)
Current  assets
     Cash  and  cash  equivalents                        $        721,111           $        535,528
     Accounts  receivable,  net  of  allowance  for
       doubtful  accounts of  approximately  $172,722
       at  May  31, 2000 and $211,043 at August 31, 2000        2,647,215                  2,068,297
     Inventories                                               12,807,512                 11,364,196
     Deferred  tax  benefit  -  current                         1,053,888                  1,053,888
     Other  current  assets                                       583,626                    241,897
                                                                  -------                    -------
                    Total current assets                       17,813,352                 15,263,806

Property  and  equipment
     Aircraft  in  operations                                   1,114,919                  1,114,919
     Aircraft  and engines held for lease                      12,832,298                 12,098,001
     Leasehold  improvements                                      176,594                    166,991
     Machinery  and  equipment                                  1,074,576                  1,114,499
                                                                ---------                  ---------
                                                               15,198,387                 14,494,410
     Accumulated  depreciation                                  2,263,110                  2,267,658
                                                                ---------                  ---------
          Property  and  equipment,  net                       12,935,277                 12,226,752

Other  assets
     Investment  in  joint  venture                             3,860,136                  4,298,363
     Deferred  debt  costs,  net                                  228,066                    190,636
     Deferred  tax  benefit                                       345,883                    298,938
     Deposits  and  other  assets                                    -                        11,424
                                                                 --------                     ------
          Total  other  assets                                  4,434,085                  4,799,361
                                                                ---------                  ---------
                                                         $     35,182,714           $     32,289,919
                                                         =     ==========           =     ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current  liabilities
     Current  maturities  of  long-term  obligations     $     1,748,642            $      1,320,288
     Accounts  payable                                         1,359,998                   1,002,468
     Accrued  expenses                                         1,261,147                   1,221,237
                                                               ---------                   ---------
                    Total  current  liabilities                4,369,787                   3,543,993

Long-term  obligations,  less  current  maturities            18,345,079                  16,208,194

Commitments  and  contingencies

Stockholders'  equity
   Preferred stock - $.001 par value; authorized
      2,000,000 shares; 0 shares outstanding at
      May 31, 2000 and August 31, 2000.                              -                            -
   Common stock - $.001 par value; authorized
      20,000,000 shares; issued and outstanding
      2,661,723 shares at May 31, 2000 and
      2,661,723 shares at August 31, 2000.                        2,661                        2,661
   Additional paid-in capital                                13,902,909                   13,902,909
   Retained earnings                                            527,769                      597,653
   Common stock held in treasury, at cost
      471,525 shares at May 31, 2000 and
      August 31, 2000                                        (1,965,491)                  (1,965,491)
                                                             -----------                  -----------
              Total stockholders' equity                     12,467,848                   12,537,732
                                                             ----------                   ----------
                                                       $     35,182,714             $     32,289,919
                                                       =     ==========             =     ==========

*Condensed from audited Financial Statements


The accompanying notes are an integral part of these condensed financial statements

                                                                       FORM 10-Q

                INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF EARNINGS
                                  (UNAUDITED)

                                                                Three Months Ended

                                                           August 31,               August 31,
                                                              1999                     2000
                                                          ------------              ----------

Revenues
     Net sales                                         $     8,329,082         $     6,180,196
     Aircraft operations                                             -                 171,579
     Lease and service revenue                                 669,431                 418,395
                                                               -------                 -------
                    Total revenues                           8,998,513               6,770,170

Cost of sales                                                6,118,332               5,012,238
Selling, general and administrative expenses                 1,706,872               1,436,970
Depreciation and amortization                                  277,766                 220,307
                                                               -------                 -------
                    Total operating costs                    8,102,970               6,669,515
Equity in net earnings of
  unconsolidated joint venture                                 401,065                 521,869
                                                               -------                 -------

                    Earnings from operations                 1,296,608                 622,524

Interest expense                                               329,165                 531,660
Interest and other income                                       (3,942)                (25,765)
                                                                -------                --------
                    Earnings before income taxes               971,385                 116,629

Provision for income taxes                                     374,189                  46,945
                                                               -------                  ------

                    Net earnings                         $     597,196            $     69,684
                                                         =     =======            =     ======


Per share data:

     Earnings per share available for
       common stockholders - Basic                       $        0.27            $       0.03

     Weighted average number of common
       stock outstanding - Basic                             2,187,361               2,190,198
                                                             =========               =========

     Earnings per share available for
       common stockholders - Diluted                     $        0.25            $       0.03

     Weighted average number of common
       stock outstanding - Diluted                           2,372,705               2,190,198
                                                             =========               =========

The accompanying notes are an integral part of these condensed financial statements

                                                                       FORM 10-Q

            INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                Three months ended

                                                           August 31,               August 31,
                                                              1999                     2000
                                                           ----------               ----------

Cash flows from operating activities:
     Net earnings                                       $     597,196             $     69,684
     Adjustments to reconcile net earnings to
       net cash provided by operating activities:
          Depreciation and amortization                       277,766                  220,307
          Earnings of joint venture                          (401,065)                (521,869)
          Provision for doubtful accounts                      47,914                   38,321
          Change in inventory                                (527,321)               1,443,316
          Changes in other assets and liabilities             661,162                  231,575
                                                              -------                ---------

                Total adjustments                              58,456                1,411,650

                Net cash provided by operating activities     655,652                1,481,334

Cash flows from investing activities:
     Capital equipment additions                              (29,101)                 (30,320)
     Aircraft and engine expenditures                      (7,375,000)                       -
     Proceeds from sale of engine held for lease                    -                  845,000
     Distributions from unconsolidated joint venture           90,000                   90,000
     Investment in unconsolidated joint venture               (22,409)                  (6,358)
                                                              --------                  -------

                Net cash (used in) provided by
                 investing activities                      (7,336,510)                 898,322

Cash flows from financing activities:
     Net increase (decrease) in debt obligations            7,315,906               (2,565,239)
     Proceeds from exercise of employee stock options          10,708                        -
     Repurchase of common stock                               (28,542)                       -
                                                              --------               ---------

                Net cash provided by (used in)
                 financing activities                       7,298,072               (2,565,239)
                                                            ---------               -----------

Net increase (decrease) in cash                               617,214                 (185,583)
Cash and cash equivalents at beginning of period              892,283                  721,111
                                                              -------                  -------

Cash and cash equivalents at end of period            $     1,509,497            $     535,528
                                                      =     =========            =     =======















The accompanying notes are an integral part of these condensed financial statements.

INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     (Unaudited)

1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain adjustments (consisting only of normal and recurring adjustments) necessary to present fairly International Airline Support Group, Inc. and Subsidiaries' condensed consolidated balance sheets as of May 31, 2000 and August 31, 2000, the condensed consolidated statements of earnings for the three months ended August 31, 1999 and August 31, 2000, and the condensed consolidated statements of cash flows for the three months ended August 31, 1999 and August 31, 2000.

     The accounting policies followed by the Company are described in the May 31, 2000 financial statements.

The results of operations for the three months ended August 31, 2000 are not necessarily indicative of the results to be expected for the full year.

2.     Inventories consisted of the following:

                                           May 31, 2000      August 31, 2000
                                           ------------      ---------------

     Aircraft parts                        $  7,382,143         $  7,688,417
     Aircraft and Engines
       available for sale                     5,425,369            3,675,779
                                              ---------          -----------
                                            $12,807,512          $11,364,196
                                            ===========          ===========

3.     Earnings Per Share:

     The Company's basic earnings per share are calculated by dividing net earnings by the weighted average shares outstanding during the period. The computation of diluted earnings per share includes all dilutive common stock equivalents in the weighted average shares outstanding.

Financial Accounting Standards Board (FASB) Statement 128 "Earnings Per Share" was adopted by the Company on January 1, 1998 and requires the dual presentation of basic and diluted earnings per share on the face of the statement of earnings. The reconciliation between the computations is as follows:

     Three  Months
     Ended            Net          Basic       Basic   Diluted     Diluted
     August  31,      Earnings     Shares      EPS     Shares      EPS
     -----------      --------     ------      ---     ------      ---

     1999             $  597,196   2,187,361   $0.27   2,372,705   $0.25
     2000             $   69,684   2,190,198   $0.03   2,190,198   $0.03

INTERNATIONAL  AIRLINE  SUPPORT  GROUP,  INC.  AND  SUBSIDIARIES

NOTES  TO  CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS
                     (Unaudited)

3.     Earnings  Per  Share:  (continued)

     Included in diluted shares are common stock equivalents relating to stock options of 185,344 for the three months ended August 31, 1999.

     Options to purchase 529,947 shares of common stock at exercise prices ranging from $2.75 to $3.44 per share, which were outstanding during the three months ended August 31, 2000, were not included in the computation of Diluted EPS as of August 31, 2000 because the options' exercise prices were greater than the average market price of the common stock during the period.

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

5.     Supplemental  Cash  Flow  Disclosures:

     Cash payments for interest were $329,000 and $532,000 for the three months ended August 31, 1999 and August 31, 2000, respectively. Cash and cash equivalents include $335,519 and $146,000 of restricted cash at May 31, 2000 and August 31, 2000, respectively. Restricted cash includes customer receipts deposited into the Company's lockbox account, which are applied the next business day against the outstanding amount of the Credit Facility, and customer deposits on aircraft and engines leases.

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

INTERNATIONAL  AIRLINE  SUPPORT  GROUP,  INC.  AND  SUBSIDIARIES

NOTES  TO  CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS
                     (Unaudited)

6.     Joint  Venture  (continued)

          Equity in Net Earnings of Unconsolidated Joint Venture for the first quarter of fiscal 2001 was $522,000. Without the Company's share of Air 41's earnings the Company would have had a pretax loss for the first quarter of fiscal 2001. It should also be noted that substantially all of Air 41's cash flow is pledged to service Air 41's indebtedness. Furthermore, although Air 41 was able to re-lease the first aircraft returned off-lease from SAS, additional aircraft are scheduled to be returned to Air 41 beginning in November 2000. There can be no assurance that any of these aircraft will be able to be re-leased on as favorable terms, if at all. Should Air 41 be unable to re-lease or sell these aircraft, the Company's stated operating income would be significantly impaired.

     The Company is exploring opportunities for the aircraft after the end of the term of the leases with SAS. Such opportunities include re-leasing the aircraft with SAS, leasing the aircraft to one or more different lessees, selling the aircraft, parting out the aircraft, or directly placing the aircraft into either passenger or cargo service, whereby the Company may have a principal interest in an airline. At this time, the Company has no firm commitment for the aircraft after the SAS leases expire.

7.     Subsequent  Events

     During September 2000, the Company's regional airline subsidiary doing business as North-South Airways sold additional shares of Stock raising approximately $1,000,000. This sale of stock reduced the Company's ownership interest in North-South Airways from 100% to approximately 35%.

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


RESULTS  OF  OPERATIONS:
------------------------

Revenues
--------

     Total revenue decreased 25% from $9.0 million for the three months ended August 31, 1999 to $6.8 million for the three months ended August 31, 2000, primarily due to a decrease in net sales and lease and service revenue. Net sales for the three months ended August 31, 2000 were $6.2 million compared to $8.3 million for the three months ended August 31, 1999, primarily relating to an decrease in part sales and aircraft and engine sales. Aircraft and engine sales are unpredictable transactions and may fluctuate significantly from year to year, dependent, in part, upon the Company's ability to purchase an aircraft or engine at an attractive price and resell it within a relatively brief period of time, as well as the overall market for used aircraft or engines. Lease and service revenue decreased to $418,000 during the three months ended August 31, 2000 compared to $669,000 during the three months ended August 31, 1999, primarily due to fewer assets on lease during the quarter and a decrease in service revenue. Revenue from the Company's aircraft operations was $172,000 for the three months ended August 31, 2000. This increase is due to the April 2000 acquisition of North-South Airways.

Cost  of  Sales
---------------

     Cost of sales decreased 18% from $6.1 million during the three months ended August 31, 1999 to $5.0 million during the three months ended August 31, 2000, resulting primarily from a decrease in sales. As a percentage of total revenues, cost of sales for the three months ended August 31, 2000 was 74% compared to 68% for the three months ended August 31, 1999. This increase was due primarily to an increase in the sale of brokered parts at a lower gross margin than owned parts and a higher cost of sales for aircraft and engines during the three months ended August 31, 2000. As the Company continues to expand its brokered part sales, gross margins should decrease from historical levels, which reflect higher levels of sales of parts out of inventory.

Selling,  General  and  Administrative  Expenses
------------------------------------------------

     Selling, general and administrative expenses decreased 18% from $1.7 million for the three months ended August 31, 1999 to $1.4 million for the three months ended August 31, 2000, primarily due to the decrease in revenue resulting in decreases in commissions, bonuses and outside professional fees.

     INTERNATIONAL  AIRLINE  SUPPORT  GROUP,  INC.  AND  SUBSIDIARY


Equity  in  Net  Earnings  of  Unconsolidated  Joint  Venture
-------------------------------------------------------------

     Equity in Net Earnings of Unconsolidated Joint Venture for the first quarter of fiscal 2000 was $401,000 compared to $522,000 during the first quarter of fiscal 2001. This increase was primarily due to a decrease in the interest expense of the Air 41 Joint Venture as the debt associated with the acquisition is reduced, and higher revenue from the re-lease of one of the aircraft. Without the Company's share of Air 41's earnings the Company would have had a pretax loss for the first quarter of fiscal 2001 It should also be noted that substantially all of Air 41's cash flow is pledged to service Air 41's indebtedness. Furthermore, although Air 41 was able to re-lease the first aircraft returned off-lease from SAS, additional aircraft are scheduled to be returned to Air 41 beginning in November 2000. There can be no assurance that any of these aircraft will be able to be re-leased on as favorable terms, if at all. Should Air 41 be unable to re-lease or sell these aircraft, the Company's stated operating income would be significantly impaired. (see Notes To Condensed Consolidated Financial Statements, 6. Joint Venture).


Depreciation  and  Amortization
-------------------------------

     Depreciation and amortization decreased from $278,000 for the three months ended August 31, 1999 to $220,000 for the three months ended August 31, 2000, primarily due to fewer assets being on lease during the quarter.


Interest  Expense
-----------------

     Interest expense for the three months ended August 31, 1999 was $329,000 compared to $532,000 for the three months ended August 31, 2000. This increase in interest expense was due to a higher average of total debt outstanding during this period and an increase in the interest rate assessed to the Company.

Net  Earnings
-------------

     Earnings for the first quarter of fiscal 2001 were $0.03 per share - diluted, based on 2,190,198 weighted average shares outstanding, compared to earnings for the first quarter of fiscal 2000 of $0.25 per share - diluted, based on 2,372,705 weighted average shares outstanding.

     INTERNATIONAL  AIRLINE  SUPPORT  GROUP,  INC.  AND  SUBSIDIARY


Liquidity  and  Capital  Resources
----------------------------------

     The Credit Agreement originally entered into by the Company in October of 1996 provided for a $3 million term loan and up to an $11 million revolving credit. The Credit Agreement has been amended to create several new term loan facilities and to increase the revolving credit to $14 million (collectively referred to as the "Credit Facility"). The revolving credit facility matures in October 2001 and the term loans mature between March 2000 and October 2001. The interest rate that the Company is assessed is subject to fluctuation and may change based upon certain financial covenants. As of October 12, 2000, the interest rate under the Credit Facility was the lender's base rate minus 0.25% (9.25%). The Credit Facility is secured by substantially all of the assets of the Company and availability of amounts for borrowing is subject to certain limitations and restrictions. Such limitations and restrictions are discussed in the Company's Proxy Statement/Prospectus filed with the Securities and Exchange Commission on August 29, 1996.

Net cash provided by operating activities for the three months ended August 31, 2000 and August 31, 1999 were $1,481,000 and $656,000, respectively. The cash provided by operating activities for the three months ended August 31, 2000 was due primarily to a decrease in accounts receivables and aircraft and engines held for sale. The cash provided by operating activities for the three months ended August 31, 1999 was due primarily to an increase in accounts payables partially offset by an increase in inventory.

     Net cash provided by (used in) investing activities for the three months ended August 31, 2000 amounted to $898,000 compared to ($7,337,000) for the three months ended August 31, 1999. The net cash provided by investing activities for the three months ended August 31, 2000 was primarily the result of a the proceeds from sale of an engine held for lease. The net cash used in investing activities for the three months ended August 31, 1999 was primarily the result of the purchase of two aircraft on lease and a deposit for the purchase of a third aircraft.

Net cash (used in) provided by financing activities for three months ended August 31, 2000 amounted to ($2,565,000) compared to $7,298,000 for the three months ended August 31, 1999. The net cash used in financing activities for the three months ended August 31, 2000 was primarily the result of a net decrease in debt obligations of $2.6 million dollars. The net cash provided by financing activities for the three months ended August 31, 1999 was primarily the result of a net increase in debt obligations of $7.3 million dollars used primarily to purchase the two aircraft on lease and a deposit for the purchase of a third aircraft.

     INTERNATIONAL  AIRLINE  SUPPORT  GROUP,  INC.  AND  SUBSIDIARY

-----------------------------------------------


At August 31, 2000, the Company was permitted to borrow up to an additional $2.0 million pursuant to the revolving credit facility. The Company believes that amounts available to be borrowed pursuant to the Credit Agreement and its working capital will be sufficient to meet the requirements of the Company's business for the foreseeable future. The Company had no material commitments for capital expenditures as of August 31, 2000.

Recent  Accounting  Pronouncements
----------------------------------

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

INTERNATIONAL  AIRLINE  SUPPORT  GROUP,  INC.
--------------------------------------------
            (Registrant)





/s/James  M.  Isaacson     October  16,  2000
----------------------     ------------------
James  M.  Isaacson                            Date
Chief  Financial  Officer