Form 10-Q
period 2000-11-30
INTERNATIONAL AIRLINE SUPPORT GROUP INC
filed 2001-01-16
CIK 859307

SECURITIES  AND  EXCHANGE  COMMISSION
                         Washington, D.C. 20549

                             FORM 10-Q
(Mark One)
  [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For  the  quarterly  period ended November 30, 2000 or

  [   ]     TRANSITION REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
            SECURITIES EXCHANGE ACT OF 1934.

For  the  transition  period  from  ________________  to __________________.

Commission  file  number     0-18352
                             -------

               INTERNATIONAL  AIRLINE  SUPPORT  GROUP,  INC.
               --------------------------------------------

           Delaware                         59-2223025
   ----------------------------------     ----------------------------
   (State  or  other  jurisdiction of     (IRS Employer Identification No.)
    incorporation  or  organization)

1954  Airport  Road,  Suite  200,  Atlanta,  GA                  30341
-----------------------------------------------                  -----
(Address  of principal executive offices)                 (Zip Code)

Registrant's telephone  number, including area code:     (770) 455-7575
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The number of shares of the Company's common stock outstanding as of January 10, 2001 was 2,190,198.

INTERNATIONAL  AIRLINE  SUPPORT  GROUP,  INC.  AND  SUBSIDIARYINDEX

                                                                  Page No.
                                                                  --------
Part  I     FINANCIAL  INFORMATION

            Item  1.   Financial  Statements

           Condensed Consolidated  Balance Sheets as of
             May 31, 2000 and November 30, 2000                       3

           Condensed  Consolidated  Statements  of  Earnings
             for  the Three  Months  and  Six  Months
              Ended  November  30,  1999  and  2000                   4

           Condensed  Consolidated  Statements  of Cash Flows
             for the Six Months Ended  November  30, 1999 and 2000    5

           Notes  to  Condensed Consolidated  Financial
             Statements                                               6

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

            Item 6.   Exhibits  and  Reports  on  Form  8-K          15

            INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                      ASSETS

                                                                   May  31,                    November  30
                                                                     2000*                        2000
                                                                -------------                 -----------
                                                                                              (unaudited)
Current  assets
     Cash  and  cash  equivalents                               $     721,111               $     701,296
     Accounts  receivable,  net  of  allowance  for  doubtful
      accounts of  approximately  $172,722  at  May  31,  2000
      and  $261,163  at November  30, 2000                          2,647,215                   2,272,661
     Inventories                                                   12,807,512                   6,999,589
     Deferred  tax  benefit  -  current                             1,053,888                   1,053,888
     Other  current  assets                                           583,626                     435,396
                                                                      -------                     -------
                    Total current assets                           17,813,352                  11,462,830

Property  and  equipment
     Aircraft  in  operations                                       1,114,919                      -
     Aircraft and engines held for lease                           12,832,298                  18,339,506
     Leasehold  improvements                                          176,594                     166,991
     Machinery  and  equipment                                      1,074,576                   1,082,604
                                                                    ---------                   ---------
                                                                   15,198,387                  19,589,101
     Accumulated  depreciation                                      2,263,110                   2,530,613
                                                                    ---------                   ---------
          Property  and  equipment,  net                           12,935,277                  17,058,488

Other  assets
     Investment  in  joint  ventures                                3,860,136                   5,020,494
     Notes  receivable  affiliate                                       -                         848,540
     Deferred  debt  costs,  net                                      228,066                     151,367
     Deferred  tax  benefit                                           345,883                     195,961
                                                                      -------                     -------
          Total  other  assets                                      4,434,085                   6,216,362
                                                                    ---------                   ---------
                                                             $     35,182,714            $     34,737,680
                                                             =     ==========            =     ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current  liabilities
     Current  maturities  of  long-term  obligations         $      1,748,642            $      2,340,115
     Accounts  payable                                              1,359,998                   2,014,239
     Deferred  rent                                                     -                         366,667
     Accrued  expenses                                              1,261,147                     983,419
                                                                    ---------                     -------
                    Total  current  liabilities                     4,369,787                   5,704,440

Long-term  obligations,  less  current  maturities                 18,345,079                  16,378,732

Commitments  and  contingencies

Stockholders'  equity
     Preferred stock  -  $.001 par value; authorized
      2,000,000 shares; 0  shares  outstanding at May 31, 2000
      and November 30, 2000.                                           -                           -
     Common  stock  -  $.001  par  value;  authorized
      20,000,000  shares; issued  and  outstanding  2,661,723
      shares  at  May  31,  2000  and 2,661,723  shares
      at  November  30,  2000.                                          2,661                       2,661
     Additional  paid-in  capital                                  13,902,909                  13,902,909
     Retained  earnings                                               527,769                     714,429
     Common stock held in treasury, at  cost - 471,525
      shares  at May  31,  2000  and  November  30,  2000          (1,965,491)                 (1,965,491)
                                                                    ---------                   ---------
                    Total  stockholders'  equity                   12,467,848                  12,654,508
                                                                   ----------                  ----------
                                                             $     35,182,714            $     34,737,680
                                                             =     ==========            =     ==========

*Condensed from audited Financial Statements

The accompanying notes are an integral part of these condensed financial statements

                                                                       FORM 10-Q

            INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARY

                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)

                                                                    Three Months Ended                  Six Months Ended
                                                                       November  30,                       November  30,

                                                                   1999              2000            1999                2000
                                                                -----------      -----------       ----------          ----------
Revenues
     Net sales                                              $     5,249,175   $    3,648,533    $   13,578,257   $      9,828,730
     Aircraft  operations                                             -                -                -                 171,579
     Lease  and  service  revenue                                   958,258        1,026,302         1,627,687          1,444,696
                                                                 ----------        ---------        ----------         ----------
                    Total  revenues                               6,207,433        4,674,835        15,205,944         11,445,005

Cost  of  sales                                                   3,843,089        2,660,639         9,961,421          7,672,877
Selling,  general  and  administrative  expenses                  1,354,107        1,449,083         3,060,978          2,886,053
Depreciation and amortization                                       313,187          295,444           590,954            515,751
                                                                 ----------        ---------        ----------         ----------
                    Total  operating costs                        5,510,384        4,405,166        13,613,353         11,074,681
Equity  in  net  earnings  of
  unconsolidated subsidiaries                                       420,737          457,720           821,802            928,235
                                                                 ----------        ---------        ----------         ----------

                    Earnings from operations                      1,117,786          727,389         2,414,393          1,298,559

Interest  expense                                                   390,574          481,999           719,740          1,013,659
Interest  income  and  other (income) expenses                      (23,887)          26,499           (27,829)           (51,682)
                                                                 ----------        ---------        ----------         ----------
                    Earnings  before  income  taxes                 751,099          218,891         1,722,782            336,582

Provision  for  income  taxes                                       297,532          101,915           671,720            149,922
                                                                 ----------        ---------        ----------         ----------
                    Net  earnings                             $     453,567    $     116,976     $   1,050,762      $     186,660
                                                                 ==========        =========        ==========         ==========


Per  share  data:
     Earnings  per  share  available  for
       common  stockholders - basic                           $        0.21    $        0.05     $        0.48      $        0.09

     Weighted  average  number  of  common
       stock  outstanding  -  basic                               2,187,198        2,190,198         2,187,762          2,190,198
                                                                 ==========        =========        ==========         ==========
     Earnings  per  share  available  for
       common  stockholders  -  diluted                       $        0.20    $        0.05     $        0.45      $        0.09

     Weighted  average  number  of  common
       stock  outstanding  -  diluted                             2,324,796        2,190,645         2,326,034          2,190,795
                                                                 ==========        =========        ==========         ==========

The accompanying notes are an integral part of these condensed financial statements
                                         - 4 -

                                                                       FORM 10-Q

            INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                  Six  Months  ended
                                                                                     November  30,
                                                                               1999                2000
                                                                            ----------          ----------
Cash  flows  from  operating  activities:
     Net  earnings                                                     $     1,050,762       $     186,660
     Adjustments  to  reconcile  net  earnings  to  net  cash
       (used  in)  provided  by  operating  activities:
          Depreciation  and  amortization                                      590,954             515,751
          Loss  on  sale  of  investment                                             -                   -
          Undistributed  equity  in  earnings of subsidiaries                 (821,802)           (928,235)
          Provision  for  income  taxes  -  deferred                           671,720             149,922
          Changes  in  assets  and  liabilities                             (1,312,291)          2,176,010
                                                                            ----------           ---------


                    Total  adjustments                                        (871,419)          1,913,448

                    Net  cash  provided by operating activities                179,343           2,100,108

Cash  flows  from  investing  activities:
     Capital  equipment  additions                                             (66,841)            (15,858)
     Investment  in  unconsolidated joint ventures                                   -            (287,649)
     Proceeds  from  sale  of  investment                                            -                   -
     Distributions  received  from  joint  venture,  net                       153,155             180,000
     Additions  to aircraft and engines held for lease, net                 (6,375,000)         (2,871,428)
                                                                            ----------           ---------
                    Net  cash  used in investing activities                 (6,288,686)         (2,994,935)

Cash  flows  from  financing  activities:
     Net  increase  in  debt  obligations                                    6,004,056             875,012
     Proceeds from exercise of employee stock options                           10,707                   -
                                                                            ----------           ---------

                    Net cash provided by financing activities                6,014,763             875,012
                                                                            ----------           ---------

Net  (decrease)  in  cash                                                      (94,580)            (19,815)
Cash  and  cash  equivalents  at  beginning  of  period                        892,283             721,111
                                                                            ----------           ---------

Cash  and  cash equivalents at end of period                             $     797,703       $     701,296
                                                                         =     =======       =     =======




INTERNATIONAL  AIRLINE  SUPPORT  GROUP,  INC.  AND  SUBSIDIARY

NOTES  TO  CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS
                     (Unaudited)


1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain adjustments (consisting only of normal and recurring adjustments) necessary to present fairly International Airline Support Group, Inc. and its Subsidiary's condensed consolidated balance sheets as of May 31, 2000 and November 30, 2000, the condensed consolidated statements of earnings for the three and six months ended November 30, 1999 and 2000, and the condensed consolidated statements of cash flows for the six months ended November 30, 1999 and 2000.

     The accounting policies followed by the Company are described in the May 31, 2000 financial statements.

     The results of operations for the three and six months ended November 30, 2000 are not necessarily indicative of the results to be expected for the full year.


2.     Inventories  consisted  of  the  following:

                            May  31,  2000       November  30,  2000
                            --------------      --------------------

     Aircraft  parts          $  7,382,143            $  6,999,589
     Aircraft  and  Engines
        available  for  sale     5,425,369                      -
                                 ---------            -----------
                              $ 12,807,512            $  6,999,589
                              ============            ============
3.     Earnings  Per  Share

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

          Financial Accounting Standards Board (FASB) Statement 128 "Earnings Per Share" was adopted by the Company on January 1, 1998 and requires the dual presentation of basic and diluted earnings per share on the face of the statement of earnings. The reconciliation between the computation is as follows:

Three  Months
Ended             Net          Basic       Basic  Diluted     Diluted
November  30,    Earnings      Shares      EPS    Shares      EPS
-------------    --------      ------      ---    ------      ---
1999             $  435,567    2,187,198   $0.21  2,324,796   $0.20
2000             $  116,976    2,190,198   $0.05  2,191,092   $0.05

INTERNATIONAL  AIRLINE  SUPPORT  GROUP,  INC.  AND  SUBSIDIARY

NOTES  TO  CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS
                     (Unaudited)

Six  Months
Ended             Net           Basic        Basic    Diluted       Diluted
November  30,     Earnings      Shares       EPS      Shares        EPS
-------------     --------      ------       ---      ------        ---
   1999          $1,050,762     2,187,279    $0.48    2,326,034     $0.45
   2000          $  186,660     2,190,198    $0.09    2,190,795     $0.09


     Included in diluted shares are common stock equivalents relating to stock options of 137,598 and 894 for the three months ended November 30, 1999 and 2000, respectively, and 138,755 and 597 for the six months ended November 30, 1999 and 2000, respectively.

     Options to purchase 529,947 shares of common stock at exercise prices ranging from $2.75 to $3.44 per share, which were outstanding during the six months ended November 30, 2000, were not included in the computation of Diluted EPS as of November 30, 2000 because the options' exercise prices were greater than the average market price of the common stock during the period.


4.     Credit  Facility

     The Credit Agreement originally entered into by the Company in October of 1996 provided for a $3 million term loan and up to an $11 million revolving credit. The Credit Agreement has been amended eleven times to create several new term loan facilities and to increase the revolving credit to $14 million (collectively referred to as the "Credit Facility"). In the most recent amendment, which occurred subsequent to the end of the quarter, the maturity of the revolving credit facility and the term loan were extended to December 2005, as well as providing an increase in availability as a result of the new term loan. The interest rate that the Company is assessed is subject to fluctuation and may change based upon certain financial covenants. As of January 10, 2001, the interest rate under the Credit Facility was the lender's base rate minus 0.25% (8.75%). The Credit Facility is secured by substantially all of the assets of the Company and availability of amounts for borrowing is subject to certain limitations and restrictions. Such limitations and restrictions are discussed in the Company's Proxy Statement/Prospectus filed with the Securities and Exchange Commission on August 29, 1996 and in the Amendments to the Credit Facility filed on various dates as listed below in Item 6. Exhibits and Reports on Form 8-K.

INTERNATIONAL  AIRLINE  SUPPORT  GROUP,  INC.  AND  SUBSIDIARY

NOTES  TO  CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS
                     (Unaudited)


5.     Supplemental  Cash  Flow  Disclosures:

     Cash payments for interest were $550,127 and $851,059 for the six months ended November 30, 1999 and November 30, 2000, respectively. Cash and cash equivalents include $335,519 and $117,498 of restricted cash at May 31, 2000 and November 30, 2000, respectively. Restricted cash includes customer receipts deposited into the Company's lockbox account, which are applied the next business day against the outstanding amount of the Credit Facility, and customer deposits on aircraft and engines leases.


6.     Related  Party  Transactions:

     The Company had a notes receivables affiliate in the principal amount of $848,540 as of November 30, 2000 relating to loans provided to North-South Airways, which are secured by aircraft operated by the airline. The loans are priced at market rates, ranging from 8.75% to 9.50%, with monthly principal payments extending through August 2004. For more information, see Note 7 - Joint Venture/Airline Subsidairy.

As of November 30, 2000, the Company leased one EMB-120 aircraft to North-South Airways. The lease originated in September 2000 and has a three-year term. The lease contains similar terms and conditions to other EMB-120 aircraft leases completed by the Company. The Company anticipates leasing a second EMB-120 aircraft to North-South Airways, under the same terms and conditions, during the third quarter of Fiscal 2001.


7.     Unconsolidated  Subsidiaries

     On September 16, 1998, the Company entered into a joint venture (the "Air 41 Joint Venture") for the acquisition of 20 DC-9-41H aircraft from Scandinavian Airlines System ("SAS"). The aircraft were leased back to SAS and the leases had an average term of 39 months. The Company's original investment in the Air 41 Joint Venture was approximately $1.5 million. The Company's Air 41 Joint Venture partner is AirCorp, Inc., a privately held company. The aircraft were financed through the joint venture, utilizing non-recourse debt to the partners. The Air 41 Joint Venture is accounted for under the equity method and the leases are treated as operating leases.

INTERNATIONAL  AIRLINE  SUPPORT  GROUP,  INC.  AND  SUBSIDIARY

NOTES  TO  CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS
                     (Unaudited)


7.     Unconsolidated  Subsidiaries  (cont.)

     Equity in Net Earnings of Unconsolidated Joint Venture for the first six months of fiscal 2001 was $980,000. Without the Company's share of Air 41's earnings the Company would have had a pretax loss for the first six months of fiscal 2001. It should also be noted that substantially all of Air 41's cash flow is pledged to service Air 41's indebtedness. Although Air 41 was able to re-lease the first aircraft returned off-lease from SAS, two additional aircraft have been returned to Air 41 subsequent to the end of the quarter and other aircraft are scheduled to be returned in the near term. Air 41 is in discussion with a number of carriers for the re-lease of these aircraft and has signed a Letter of Intent for one of the aircraft, however there can be no assurance that any of these aircraft will be able to be re-leased on as favorable terms, if at all. Should Air 41 be unable to re-lease or sell these aircraft, the Company's stated operating income would be significantly impacted.

     The Company is exploring opportunities for the aircraft after the end of the term of the leases with SAS. Such opportunities include re-leasing the aircraft with SAS, leasing the aircraft to one or more different lessees, selling the aircraft, parting out the aircraft, or directly placing the aircraft into either passenger or cargo service, whereby the Company may have a principal interest in an airline. At this time, other than as previously mentioned, the Company has no firm commitment for the aircraft after the SAS leases expire.

     During the quarter, the Company's regional airline subsidiary, doing business as North-South Airways, sold additional shares of stock raising approximately $1,000,000. This sale of stock reduced the Company's ownership interest commencing September 1, 2000 in North-South Airways from 100% to approximately 35%. Accordingly, the Company is accounting for their investment in North-South Airways under the equity method.

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


RESULTS  OF  OPERATIONS:
------------------------


Revenues
--------

     Total revenue for the three and six months ended November 30, 2000 was $4.7 million and $11.4 million, respectively, compared to $6.2 million and $15.2 million, respectively, during the three and six months ended November 30, 1999. Net sales for the three and six months ended November 30, 2000 were $3.6 million and $9.8 million, respectively, compared to $5.2 million and $13.6 million, respectively, during the three and six months ended November 30, 1999, primarily relating to a decrease in parts sales and aircraft and engine sales. Net sales have been negatively impacted due to increased pricing pressure arising from the financial difficulties of many airlines and other spare parts redistributers. The airlines have been facing higher fuel prices and interest rates, while banks are electing to liquidate insolvent competitors as opposed to reorganization. The Company has attempted to offset and mitigate these negative sales trends by expanding its product lines, but no assurances can be made that sales revenue will increase in the short term. Aircraft and engine sales are unpredictable transactions and may fluctuate significantly from year to year, dependent, in part, upon the Company's ability to purchase an aircraft or engine at an attractive price and resell it within a relatively brief period of time, as well as the overall market for used aircraft or engines. Lease and service revenue increased to $1,026,000 for the three months ended November 30, 2000 from $958,000 for the three ended November 30, 1999, primarily due to more assets being under lease. Lease and service revenue decreased to $1.4 million for the six months ended November 30, 2000 from $1.6 million for the six months ended November 30, 1999, primarily due to fewer assets under lease during the first three months of fiscal 2001 . Under the equity method of accounting, lease revenue from the Air 41 Joint Venture is not included in the Company's revenue.

INTERNATIONAL  AIRLINE  SUPPORT  GROUP,  INC.  AND  SUBSIDIARY

Cost  of  Sales
---------------

     Cost of sales decreased 29% from $3.8 million during the three months ended November 30, 1999 to $2.7 million during the three months ended November 30, 2000. Cost of sales decreased 23% from $10.0 million during the six months ended November 30, 1999 to $7.7 million during the six months ended November 30, 2000. These decreases were due primarily to a corresponding decrease in revenue. As a percentage of total revenues, cost of sales for the three and six months ended November 30, 1999 was 61.9% and 65.5%, respectively, compared to 56.9% and 67.0% during the three and six months ended November 30, 2000, respectively. The decrease in costs of sales as a percentage of total revenue for the three-month period is due to improved margins on part sales. The increase in costs of sales as a percentage of total revenue for the six-month period is due to aircraft and engine sales, which typically carry a lower margin than part sales, being a higher percentage of total sales during the six-month period in 2000 than the corresponding period in 1999.

Selling,  General  and  Administrative  Expenses
------------------------------------------------

     Selling, general and administrative expenses increased 7% from $1.35 million during the three months ended November 30, 1999 to $1.45 million during the three months ended November 30, 2000, primarily due to an increase in insurance costs, travel and entertainment expenses, professional fees, and the provision for doubtful accounts. Selling, general and administrative expenses decreased 6% from $3.1 million during the six months ended November 30, 1999 to $2.9 million during the six months ended November 30, 2000, primarily due to lower professional fees, outside commissions and temporary help, partially offset by higher insurance costs.

Depreciation  and  Amortization
-------------------------------

     Depreciation and amortization for the three and six months ended November 30, 2000 totaled $295,000 and $516,000, respectively, compared to $313,000 and $591,000, respectively, for the three and six months ended November 30, 1999, respectively. This decrease was due to an increase in assets with longer useful lives and therefore lower monthly depreciation expenses being leased.

Interest  Expense
-----------------

     Interest expense for the three and six months ended November 30, 1999 was $391,000 and $720,000, respectively, compared to $482,000 and $1,014,000 for the three and six months ended November 30, 2000, respectively. This increase in interest expense was due to a higher average of total debt outstanding during this period and an increase in the interest rate paid by the Company (see Liquidity and Capital Resources).

     INTERNATIONAL  AIRLINE  SUPPORT  GROUP,  INC.  AND  SUBSIDIARY

Net  Earnings
-------------

     Earnings per share - diluted for the second quarter of fiscal 2000 were $0.20, based on 2,324,796 weighted average shares outstanding, compared to earnings per share - diluted for the second quarter of fiscal 2001 of $0.05, based on 2,191,092 weighted average shares outstanding. Earnings per share - diluted for the first six months of fiscal 2000 were $0.45, based on 2,326,034 weighted average shares outstanding, compared to earnings per share - diluted for the first six months of fiscal 2001 of $0.09 per share - diluted, based on 2,190,795 weighted average shares outstanding.

Liquidity  and  Capital  Resources
----------------------------------

     The Credit Agreement originally entered into by the Company in October of 1996 provided for a $3 million term loan and up to an $11 million revolving credit. The Credit Agreement has been amended eleven times to create several new term loan facilities and to increase the revolving credit to $14 million (collectively referred to as the "Credit Facility"). In the most recent amendment, which occurred subsequent to the end of the quarter, the maturity of the revolving credit facility and the term loan were extended to December 2005, as well as providing an increase in availability as a result of the new term loan. The interest rate that the Company is assessed is subject to fluctuation and may change based upon certain financial covenants. As of January 10, 2001, the interest rate under the Credit Facility was the lender's base rate minus 0.25% (8.75%). The Credit Facility is secured by substantially all of the assets of the Company and availability of amounts for borrowing is subject to certain limitations and restrictions. Such limitations and restrictions are discussed in the Company's Proxy Statement/Prospectus filed with the Securities and Exchange Commission on August 29, 1996 and in the Amendments to the Credit Facility filed on various dates as listed below in Item 6. Exhibits and Reports on Form 8-K.

Net cash provided by operating activities for the six months ended November 30, 2000 and November 30, 1999 were $2,100,000 and $179,000, respectively. The cash provided by operating activities for six months ended November 30, 1999 was due primarily to improved collection of accounts receivables. The cash used in operating activities for the six months ended November 30, 2000 was due primarily to a reduction in accounts receivables, a decrease in inventories and an increase in accounts payable.

     Net cash used for investing activities for the six months ended November 30, 1999 amounted to $6,289,000 compared to $2,995,000 for the six months ended November 30, 2000. The net cash used for investing activities for the six months ended November 30, 1999 was primarily the result of the use of $6,375,000 to purchase aircraft and engines. The net cash used for investing activities for the six months ended November 30, 2000 was primarily the result of the purchase of an aircraft.

     INTERNATIONAL  AIRLINE  SUPPORT  GROUP,  INC.  AND  SUBSIDIARY

-------------------------------------------

     Net cash provided by financing activities for the six months ended November 30, 1999 amounted to $6,015,000 compared to $875,000 for the six months ended November 30, 2000. The net cash provided by financing activities for the six months ended November 30, 1999 was the result of a net increase in debt obligations of $6 million due to the borrowing of funds for the acquisition of aircraft and engines. The net cash provided by financing activities for the six months ended November 30, 2000 was primarily the result of the borrowing of funds to purchase an aircraft.

     At January 12, 2001, the Company was permitted to borrow up to an additional $3.4 million pursuant to the revolving credit facility. As operations are currently conducted, the Company believes that amounts available to be borrowed pursuant to the Credit Agreement and its working capital will be sufficient to meet the requirements of the Company's business for the foreseeable future. The Company had no material commitments for capital expenditures as of November 30, 2000.

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


Item  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     The Registrant conducted an annual meeting of its stockholders on October 4, 2000. The Registrant solicited proxies pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. There was no solicitation in opposition to management's solicitation and all persons nominated by the Registrant for election to its Board of Directors at the annual meeting were so elected. The following sets forth a brief description of each other matter acted upon during the Annual Meeting, indicating the number of votes cast for, against and withheld, and the number of broker non-votes as to each matter.


1. The election of two Class II directors to hold office until the annual stockholders meeting in 2003, or until their successors are duly elected and qualified.

     The following table sets forth certain information regarding the votes cast by the holders of the Company's Common Stock with respect to the election of directors.

     Director                    Votes  For          Abstentions
     --------                    ----------          -----------

     Alexius  A.  Dyer  III          1,546,565          104,751
     George  Murnane  III            1,546,565          104,751


2. The approval of amendments to the Registrant's Restated and Amended Certificate of Incorporation to provide for a one-for-four reverse stock split with respect to the Company's Common Stock.

     For:   1,516,865          Against:       483,688
    Abstain:  181,540          Broker  Non-Vote:  0


3. The approval of an amendment to the Company's 1996 Long Term Incentive and Share Award Program to increase by 109,000 (27,250 if the reverse stock split is completed) the number of shares available for grant under the Plan.

     For:   1,464,492          Against:       529,660
    Abstain:  187,941          Broker  Non-Vote:  0

Item  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS  (cont.)


4. To ratify the appointment of Grant Thornton LLP as the Company's independent auditors for the fiscal year ending May 31, 2001.

     For:   1,929,677          Against:        70,556
    Abstain:  181,860          Broker  Non-Vote:  0


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


 EXHIBIT
 NUMBER  DESCRIPTION                PAGE NUMBER OR METHOD OF FILING

 2.12    Eight
         Amendment and Agreement      Incorporated by Reference.
         dated  as of December   8,
         1998, by and among BNY
         Financial Corporation and
         the Registrant and related
         to the Credit Agreement.

 2.13    Ninth
         Amendment and Agreement      Incorporated by Reference.
         dated  as of July 1,
         1999, by and between the
         Registered and BNY Factoring
         LLC, as successor in interest
         to BNY Financial Corporation and
         related to the Credit Agreement.

 2.14    Tenth
         Amendment and Agreement      Incorporated by Reference.
         dated  as of November 17,
         1999, by and between the
         Registered and GMAC Commercial
         Credit LLC, as successor in interest
         By merger to BNY Financial Corporation
         And related to the Credit Agreement.

2.15     Eleventh
         Amendment, Waiver and        Incorporated by Reference.
         Agreement dated as of
         January 5, 2001, by and between the
         Registered and GMAC Commercial
         Credit LLC, as successor in interest
         By merger to BNY Financial Corporation
         And related to the Credit Agreement.

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

 EXHIBIT
 NUMBER  DESCRIPTION                PAGE NUMBER OR METHOD OF FILING

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

 10.18   Securities Purchase           Filed herewith
         Agreement, dated September,
         18, 2000, among Diamond
         Aviation, Inc., the Registrant
         And the purchasers named therein.

 10.19   Stockholders Agreement, dated
         September 18, 2000, among
         Diamond Aviation, Inc., and
         The stockholders therof.

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


INTERNATIONAL  AIRLINE  SUPPORT  GROUP,  INC.
--------------------------------------------
            (Registrant)



/s/James  M.  Isaacson                   January  16,  2001
----------------------                   ------------------
James  M.  Isaacson                            Date
Chief  Financial  Officer