Form 10-Q
period 2001-02-28
INTERNATIONAL AIRLINE SUPPORT GROUP INC
filed 2001-04-16
CIK 859307

UNITED STATES
                   SECURITIES  AND  EXCHANGE  COMMISSION
                         Washington, D.C. 20549

                                 FORM 10-Q

(Mark One)
[ X ]     QUARTERLY REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934.

For  the  quarterly  period ended February 28, 2001 or

[    ]     TRANSITION REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF THE
SECURITIES EXCHANGE ACT OF 1934.

For  the  transition  period  from  ________________  to __________________.

Commission  file  number     0-18352
                             -------

                   INTERNATIONAL  AIRLINE  SUPPORT  GROUP,  INC.
                  ----------------------------------------------
          Delaware                                59-2223025
-----------------------------------          -------------------
(State  or  other  jurisdiction  of    (IRS Employer Identification  No.)
 incorporation  or  organization)

1954  Airport  Road,  Suite  200,  Atlanta,  GA          30341
-----------------------------------------------        --------
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

The number of shares of the registrant's common stock outstanding as of April 6, 2001 was 2,190,198.

                                                       FORM  10-Q

INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES

INDEX
                                                                     Page  No.
                                                                    ---------
Part  I     FINANCIAL  INFORMATION
            Item  1.   Unaudited  Financial  Statements

            Condensed  Consolidated  Balance Sheets as of
              May 31,  2000  and  February  28,  2001                    3

            Condensed Consolidated  Statements  of  Earnings
              for  the  Three Months  and  Nine  Months
              Ended  February  29,  2000  and  February  28,  2001       4

            Condensed  Consolidated  Statements  of  Cash Flows for
              The Nine  Months  ended  February  29,  2000
              and  February  28,  2001                                   5

            Notes to Unaudited Condensed Consolidated Financial
                Statements                                               6

            Item  2.   Management's  Discussion  and  Analysis
              of  Financial  Condition  and  Results of Operations      10

Part II     OTHER INFORMATION

            Item  1.   Legal  Proceedings                               14

            Item  6.   Exhibits  and  Reports  on  Form  8-K            14

                                                                       FORM 10-Q
           INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                      ASSETS

                                                             May  31,              February  28,
                                                              2000*                     2001
                                                          -------------             -----------
                                                                                    (unaudited)
Current  assets
     Cash  and  cash  equivalents                         $     721,111           $     199,567
     Accounts  receivable,  net  of  allowance  for
      doubtful  accounts of  approximately  $172,722
      at  May  31,  2000  and  $292,702
      at February  28,  2001                                  2,647,215               2,198,933
     Inventories                                             12,807,512               7,128,301
     Deferred  tax  benefit  -  current                       1,053,888               1,053,888
     Other  current  assets                                     583,626                 624,579
                                                                -------                 -------
                    Total current assets                     17,813,352              11,205,268

Property  and  equipment
     Aircraft  in  operations                                 1,114,919                    -
     Aircraft and engines held for lease                     12,832,298              19,658,393
     Leasehold  improvements                                    176,594                 166,991
     Machinery  and  equipment                                1,074,576               1,086,341
                                                              ---------               ---------
                                                             15,198,387              20,911,725
     Accumulated  depreciation                                2,263,110               2,577,475
                                                              ---------               ---------
          Property  and  equipment,  net                     12,935,277              18,334,250

Other  assets
     Investment  in  joint  ventures                          3,860,136               5,464,832
     Notes  receivable  affiliate                                -                      740,761
     Deferred  debt  costs,  net                                228,066                 183,317
     Deferred  tax  benefit                                     345,883                 146,376
                                                                -------                 -------
          Total  other  assets                                4,434,085               6,535,286
                                                              ---------               ---------
                                                       $     35,182,714        $     36,074,804
                                                       =     ==========        =     ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current  liabilities
     Current  maturities  of  long-term  obligations   $     1,748,642     $          2,604,850
     Accounts  payable                                       1,359,998                1,635,909
     Deferred  lease revenue                                    -                        91,667
     Accrued  expenses                                       1,261,147                1,107,105
                                                             ---------                ---------
                    Total  current  liabilities              4,369,787                5,439,531

Long-term  obligations,  less  current  maturities          18,345,079               17,950,982

Commitments  and  contingencies

Stockholders'  equity
     Preferred  stock  -  $.001  par  value;  authorized
      2,000,000  shares; 0  shares  outstanding
      at May 31, 2000 and February 28, 2001.                    -                          -
     Common  stock  -  $.001  par  value;  authorized
      20,000,000  shares; issued  and  outstanding
      2,661,723  shares  at  May  31,  2000  and
      2,661,723  shares  at  February  28,  2001.                2,661                   2,661
     Additional  paid-in  capital                           13,902,909              13,902,909
     Retained  earnings                                        527,769                 744,212
     Common stock held in treasury, at cost-  471,525
      shares at May 31, 2000 and February 28, 2001          (1,965,491)             (1,965,491)
                                                            -----------             -----------

                    Total  stockholders'  equity            12,467,848              12,684,291
                                                            ----------              ----------
                                                      $     35,182,714        $     36,074,804
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

The accompanying notes are an integral part of these condensed financial statements
                                        3

                                                                       FORM 10-Q

           INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)

                                                    Three Months Ended                        Nine Months Ended
                                              February 29,         February 28,       February 29,        February 28,
                                                  2000                2001                2000                2001
                                              ------------         -----------         ----------          ----------
Revenues
     Net sales                             $     4,872,593     $     4,318,505   $     18,457,102     $    14,147,239
     Aircraft in Operation                            -                   -                  -                171,579
     Lease  and  service  revenue                  485,926             902,706          2,107,362           2,347,403
                                                ----------           ---------        -----------         -----------
                  Total  revenues                5,358,519           5,221,211         20,564,464          16,666,216

Cost of sales                                    3,680,504           3,541,039         13,641,925          11,213,916
Selling, general and administrative expenses     1,231,872           1,340,590          4,292,851           4,226,643
Depreciation and amortization                      266,115             275,695            857,069             791,446
                                                ----------           ---------        -----------         -----------
                    Total  operating costs       5,178,491           5,157,324         18,791,845          16,232,005
Equity  in  net  earnings of
  unconsolidated  joint  venture                   441,735             412,250          1,263,537           1,391,839
                                                ----------           ---------        -----------         -----------

                    Earnings  from  operations     621,763             476,137          3,036,156           1,826,050

Interest  expense                                  444,138             497,019          1,163,877           1,510,678
Interest  and  other  income                       (11,343)           (101,312)           (39,171)           (100,578)
                                                ----------           ---------        -----------         -----------
                  Earnings before income taxes     188,968              80,430          1,911,450             415,950

Provision  for  income  taxes                       73,066              50,647            744,787             199,507
                                                ----------           ---------        -----------         -----------
                    Net  earnings            $     115,902        $     29,783     $    1,166,663     $       216,443
                                                ==========           =========        ===========         ===========
Per  share  data:
     Earnings  per  share  available  for
       common  stockholders - Basic          $        0.05        $       0.01     $         0.53     $          0.10

     Weighted average number of shares of
       common  stock  outstanding  - Basic       2,187,198           2,190,198          2,187,448           2,190,198
                                                ==========           =========        ===========         ===========
     Earnings  per  share  available  for
       common  stockholders  -  Diluted      $        0.05        $       0.01     $         0.51     $          0.10

     Weighted  average number of shares of
       common  stock outstanding - Diluted       2,240,141           2,190,198          2,289,300           2,200,034
                                                ==========           =========        ===========         ===========

The accompanying notes are an integral part of these condensed financial statements
                                                              - 4 -

                                                                       FORM 10-Q

           INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                  Nine  months  ended
                                                         February 29,               February  29,
                                                            2000                       2001
                                                         ----------                  ----------
Cash  flows  from  operating  activities:
     Net  earnings                                  $     1,166,663               $     216,443
     Adjustments  to  reconcile  net  earnings
      to  net  cash provided  by  (used  in)
      operating  activities:
          Depreciation  and  amortization                   857,069                     758,518
          Undistributed equity in earnings of
          joint venture                                  (1,263,537)                 (1,494,314)
          Provision  for  income  taxes  -  deferred        744,787                     242,632
          Changes  in  assets  and  liabilities          (3,203,554)                  4,936,190
                                                           ---------                   --------
                 Total  adjustments                      (2,865,235)                  4,443,026

                 Net cash (used in) provided by
                  operating activities                   (1,698,572)                  4,659,469

Cash  flows  from  investing  activities:
     Capital  equipment  and  leasehold  improvements       (71,728)                    (19,596)
     Investment  in  unconsolidated  joint  venture         (29,845)                   (380,382)
     Distributions received from joint venture              270,000                     270,000
     Additions  to aircraft and engines held for
           lease, net                                    (6,375,000)                 (5,456,699)
                                                           ---------                   --------
                Net  cash  used in investing activities  (6,206,573)                 (5,586,677)

Cash  flows  from  financing  activities:
     Net  increase  in  debt  obligations                  7,981,538                    462,111
     Proceeds from exercise of employee stock options         10,707                       -
     Repurchase  of  common  stock                           (18,000)                      -
     Payment  of  debt  offering  costs                     (123,375)                   (56,447)
                                                           ---------                   --------

                Net cash provided by financing
                 activities                                7,850,870                    405,664
                                                           ---------                   --------

Net  (decrease)  increase  in  cash                          (54,275)                  (521,544)
Cash and cash equivalents at beginning of period             892,283                    721,111
                                                           ---------                   --------
Cash  and  cash equivalents at end of period           $     838,008              $     199,567
                                                       =     =======              =     =======



The accompanying notes are an integral part of these condensed financial statements.

      INTERNATIONAL  AIRLINE  SUPPORT  GROUP, INC. AND  SUBSIDIARIES

         NOTES  TO  CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS
                               (Unaudited)

1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain adjustments (consisting only of normal and recurring adjustments) necessary to present fairly International Airline Support Group, Inc.'s condensed consolidated balance sheets as of May 31, 2000 and February 28, 2001, the condensed consolidated statements of earnings for the three and nine months ended February 29, 2000 and February 28, 2001, and the condensed consolidated statements of cash flows for the nine months ended February 29, 2000 and February 28, 2001.

     The accounting policies followed by the Company are described in the May 31, 2000 financial statements.

The results of operations for the three and nine months ended February 28, 2001 are not necessarily indicative of the results to be expected for the full year.

2.     Inventories  consisted  of  the  following:

                                          May  31,2000      February  28,2001
                                          ------------     ------------------

     Aircraft  parts                      $  7,382,143           $  7,128,301
     Aircraft  and  Engines
        available  for  sale                 5,425,369                 -
                                           -----------            -----------
                                           $12,807,512           $  7,128,301
                                           ===========            ===========

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

          Financial Accounting Standards Board (FASB) Statement 128 "Earnings Per Share" was adopted by the Company on January 1, 1998 and requires the dual presentation of basic and diluted earnings per share on the face of the statement of earnings. The reconciliation between the computation is as follows:

     Three  Months
     Ended
     February  29/     Net            Basic       Basic     Diluted     Diluted
     February  28,     Earnings       Shares       EPS      Shares          EPS
     -------------     --------       ------       ---      ------         ---
     2000              $115,902     2,187,198     $0.05     2,240,141     $0.05
     2001              $ 29,783     2,190,198     $0.01     2,190,198     $0.01

INTERNATIONAL  AIRLINE  SUPPORT  GROUP,  INC.  AND  SUBSIDIARIES

NOTES  TO  CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS  (Unaudited)

Nine  Months
Ended
February  29/     Net          Basic     Basic     Diluted     Diluted
February  28,     Earnings     Shares     EPS       Shares     EPS
-------------     --------     ------     ---       ------     ---
2000            $1,166,663  2,187,448   $0.53     2,289,300    0.51
2001            $  216,443  2,190,198   $0.10     2,200,034   $0.10

     Included in diluted shares are common stock equivalents relating to stock options of 52,943 and 0 for the three months ended February 29, 2000 and February 28, 2001, respectively, and 101,852 and 9,836 for the nine months ended February 29, 2000 and February 28, 2001, respectively.

4.     Credit  Facility

     The Credit Agreement originally entered into by the Company in October of 1996 provided for a $3 million term loan and up to an $11 million revolving credit. The Credit Agreement has been amended eleven times to create several new term loan facilities and to increase the revolving credit to $14 million (collectively referred to as the "Credit Facility"). In the most recent amendment, the maturity of the revolving credit facility and the term loan were extended to December 2005, as well as providing an increase in availability as a result of the new term loan. The interest rate that the Company is assessed is subject to fluctuation and may change based upon certain financial covenants. As of April 6, 2001, the interest rate under the Credit Facility was the lender's base rate minus 0.25% (7.75%). The Credit Facility is secured by substantially all of the assets of the Company and availability of amounts for borrowing is subject to certain limitations and restrictions. Such limitations and restrictions are discussed in the Company's Proxy Statement/Prospectus filed with the Securities and Exchange Commission on August 29, 1996 and in the Amendments to the Credit Facility filed on various dates as listed below in Item
6.  Exhibits  and  Reports  on  Form  8-K.

5.     Supplemental  Cash  Flow  Disclosures:

     Cash payments for interest were $1,005,000 and $1,368,000 for the nine months ended February 29, 2000 and February 28, 2001, respectively. Cash and cash equivalents include $335,519 and $42,500 of restricted cash at May 31, 2000 and February 28, 2001, respectively. Restricted cash includes customer receipts deposited into the Company's lockbox account, which are applied the next business day against the outstanding amount of the Credit Facility, and customer deposits on aircraft and engines leases.

INTERNATIONAL  AIRLINE  SUPPORT  GROUP,  INC.  AND  SUBSIDIARY

NOTES  TO  CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS  (Unaudited)



6.     Related  Party  Transactions:

     The Company had notes receivables affiliate in the principal amount of $740,761 as of February 28, 2001 relating to loans provided to North-South Airways, which are secured by aircraft operated by the airline. The loans are priced at market rates, ranging from 8.75% to 9.50%, with monthly principal payments extending through August 2004. For more information, see Note 7 - Unconsolidated Subsidiaries.

     As of February 28, 2001, the Company leased three EMB-120 aircraft to North-South Airways. The leases originated from September 2000 to February 2001 and have three-year terms. The leases contain similar terms and conditions to other EMB-120 aircraft leases completed by the Company. The Company anticipates leasing a fourth EMB-120 aircraft to North-South Airways, under the same terms and conditions, during the fourth quarter of Fiscal 2001. Total lease revenue from these three aircraft leases was $135,000 and $240,00 for the three and nine months ended February 28, 2001.

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


     Equity in Net Earnings of Unconsolidated Joint Ventures for the first nine months of fiscal 2001 was $1,392,000. Without the Company's share of Air 41's earnings the Company would have had a pretax loss for the first nine months of fiscal 2001. It should also be noted that substantially all of Air 41's cash flow is pledged to service Air 41's indebtedness. Although Air 41 was able to re-lease two of the first aircraft returned off-lease from SAS at favorable terms, one additional aircraft has been returned to Air 41 and other aircraft are scheduled to be returned in the near term. Air 41 is in discussion with a number of carriers for the re-lease of these aircraft, however there can be no assurance that any of these aircraft will be able to be re-leased on as favorable terms, if at all. Should Air 41 be unable to re-lease or sell these aircraft, the Company's stated operating income would be significantly impacted.

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

     During the second quarter of fiscal 2001, the Company's regional airline subsidiary, doing business as North-South Airways, sold additional shares of stock raising approximately $1,000,000. This sale of stock reduced the Company's ownership interest in North-South Airways from 100% to approximately 35%. Accordingly commencing September 1, 2000, the Company is accounting for their investment in North-South Airways under the equity method.

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

RESULTS  OF  OPERATIONS:
------------------------

Revenues
--------

     Total revenue for the three and nine months ended February 28, 2001 was $5.2 million and $16.7 million, respectively, compared to $5.4 million and $20.6 million, respectively, during the three and nine months ended February 29, 2000. Net sales for the three and nine months ended February 28, 2001 were $4.3 million and $14.1 million, respectively, compared to $4.9 million and $18.5 million, respectively, during the three and nine months ended February 29, 2000. Net sales include parts sales as well as aircraft and engine sales. Aircraft and engine sales are unpredictable transactions and may fluctuate significantly from year to year, dependent, in part, upon the Company's ability to purchase an aircraft or engine at an attractive price and resell it within a relatively brief period of time, as well as the overall market for used aircraft or engines. For the nine-month period, total revenue was lower due to a decrease in part and aircraft sales offset by an increase in lease and service revenue. For the three-month period, total revenue was lower due to a decrease in parts sales partially offset by an increase in aircraft and engine sales and an increase in lease and service revenue. Lease and service revenue increased from $486,000 and $2.1 million, respectively, for the three and nine months ended February 29, 2000 to $903,000 and $2.3 million, respectively, for the three and nine months ended February 28, 2001, primarily due to higher lease revenue as the Company has more assets under lease. Under the equity method of accounting, lease revenue from the Air41 Joint Venture is not included in the Company's revenue.

Cost  of  Sales
---------------

     Cost of sales decreased 3.8% from $3.7 million during the three months ended February 29, 2000 to $3.5 million during the three months ended February 28, 2001. Cost of sales decreased 17.8% from $13.6 million during the nine months ended February 29, 2000 to $11.2 million during the nine months ended February 28, 2001. Cost of sales for the three and nine month periods was lower primarily due to lower revenue. As a percentage of total revenues, cost of sales for the three and nine months ended February 28, 2001 was 69% and 67%, respectively, compared to 69% and 66% for the three and nine months ended February 29, 2000, respectively.

INTERNATIONAL  AIRLINE  SUPPORT  GROUP,  INC.  AND  SUBSIDIARIES

Selling,  General  and  Administrative  Expenses
------------------------------------------------

     Selling, general and administrative expenses increased 8.8% from $1.2 million during the three months ended February 29, 2000 to $1.3 million during the three months ended February 28, 2001, primarily due to an increase in outside professional fees and commission relating to the acquisition of new brokered inventory and aircraft ownership costs. Selling, general and administrative expenses decreased 1.5% from $4.3 million during the nine months ended February 29, 2000 to $4.2 million during the nine months ended February 28, 2001, primarily due to lower professional fees, and commissions, partially offset by an increase in insurance costs.

Depreciation  and  Amortization
-------------------------------

     Depreciation and amortization for the three and nine months ended February 29, 2000 totaled $266,000 and $857,000, respectively, compared to $276,000 and $791,000 for the three and nine months ended February 28, 2001, respectively. Although the Company had more assets on lease for fiscal 2001 than fiscal 2000, the assets held for lease are newer and thus are depreciated over a longer useful life.

Interest  Expense
-----------------

     Interest expense for the three and nine months ended February 29, 2000 was $444,000 and $1.2 million, respectively, compared to $497,000 and $1.5 million for the three and nine months ended February 28, 2001, respectively. The increase in interest expense from 2000 to 2001 was due to an increase in total debt outstanding during this period from $17.6 million at February 29, 2000 to $20.6 million at February 28, 2001, partially offset by lower interest rates.

Net  Earnings
-------------

     Earnings per share - diluted for the third quarter of fiscal 2000 were $0.05, based on 2,240,141 weighted average shares outstanding, compared to earnings per share - diluted for the third quarter of fiscal 2001 of $0.01, based on 2,190,198 weighted average shares outstanding. Earnings per share - diluted for the first nine months of fiscal 2000 were $0.51, based on 2,289,300 weighted average shares outstanding, compared to earnings per share - diluted for the first nine months of fiscal 2001 of $0.10 per share - diluted, based on 2,200,034 weighted average shares outstanding.

INTERNATIONAL  AIRLINE  SUPPORT  GROUP,  INC.  AND  SUBSIDIARIES

Liquidity  and  Capital  Resources
----------------------------------

     The Credit Agreement originally entered into by the Company in October of 1996 provided for a $3 million term loan and up to an $11 million revolving credit. The Credit Agreement has been amended eleven times to create several new term loan facilities and to increase the revolving credit to $14 million (collectively referred to as the "Credit Facility"). In the most recent amendment, the maturity of the revolving credit facility and the term loan were extended to December 2005, as well as providing an increase in availability as a result of the new term loan. The interest rate that the Company is assessed is subject to fluctuation and may change based upon certain financial covenants. As of April 6, 2001, the interest rate under the Credit Facility was the lender's base rate minus 0.25% (7.75%). The Credit Facility is secured by substantially all of the assets of the Company and availability of amounts for borrowing is subject to certain limitations and restrictions. Such limitations and restrictions are discussed in the Company's Proxy Statement/Prospectus filed with the Securities and Exchange Commission on August 29, 1996 and in the Amendments to the Credit Facility filed on various dates as listed below in Item
6.  Exhibits  and  Reports  on  Form  8-K.

     Net cash (used in) provided by operating activities for the nine months ended February 29, 2000 and February 28, 2001 were ($1,699,000) and $4,659,000, respectively. The cash used in operating activities for nine months ended February 29, 2000 was due primarily to an increase in inventory relating to the acquisition of aircraft and engines held for sale. The cash provided by operations for the nine months ended February 28, 2001 was due primarily to a decrease in inventories.

     Net cash used for investing activities for the nine months ended February 29, 2000 amounted to $6,207,000 compared to $5,587,000 for the nine months ended February 28, 2001. The net cash used for investing activities for the nine months ended February 29, 2000 was primarily the result of the addition of aircraft and engines held for lease. The net cash used for investing activities for the nine months ended February 28, 2001 was primarily the result of the addition of aircraft and engines held for lease.

     Net cash provided by financing activities for nine months ended February 29, 2000 amounted to $7,851,000 compared to $406,000 for the nine months ended February 28, 2001. The net cash provided by financing activities for the nine months ended February 29, 2000 was the result of a net increase in debt obligations primarily resulting from the acquisition of aircraft and engines held for sale and for lease. The net cash provided by financing activities for the nine months ended February 28, 2001 was primarily the result of a net increase in debt obligations.


     At April 6, 2001, the Company was permitted to borrow up to an additional $4.2 million pursuant to the revolving credit facility. The Company believes that amounts available to be borrowed pursuant to the Credit Agreement and cash flow from operations will be sufficient to meet the requirements of the Company's business for the foreseeable future. The Company had no material commitments for capital expenditures as of February 28, 2001.

     INTERNATIONAL  AIRLINE  SUPPORT  GROUP,  INC.  AND  SUBSIDIARIES


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

INTERNATIONAL  AIRLINE  SUPPORT  GROUP,  INC.
--------------------------------------------
            (Registrant)





/s/James  M.  Isaacson     April  16,  2001
----------------------     ----------------
James  M.  Isaacson             Date
Chief  Financial  Officer