Form 10-K/A
period 2000-05-31
INTERNATIONAL AIRLINE SUPPORT GROUP INC
filed 2001-06-04
CIK 859307

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-K/A


                               AMENDMENT NO. 1 TO
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended May 31, 2000

                        Commission file number:  0-18352


                    INTERNATIONAL AIRLINE SUPPORT GROUP, INC.

             (Exact name of Registrant as specified in its charter)

                          Delaware          59-2223025
                          --------          ----------
       (State or Other Jurisdiction of
       Incorporation or Organization)  (I.R.S. Employer Identification No.)
      ------------------------------   ------------------------------------

                 1954 Airport Road, Suite 200,
                      Atlanta, Georgia                        30341
          (Address of Principal Executive Offices)          (Zip Code)
          ----------------------------------------          ----------

                                    (770) 455-7575
                      -----------------------------------
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

        Title of class          Name of each exchange on which registered
         Common Stock, $.001 par value          American Stock Exchange
         -----------------------------          -----------------------

        Securities registered pursuant to Section 12(g) of the Act:  None

The undersigned Registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the year ending May 31, 2000 as set forth below:

Part  II,  Item  8
Financial  Statements

The following financial statements of Air 41 LLC, a Delaware limited liability company in which the Company owns an equity interest, are filed pursuant to Regulation S-X, Rule 3-09:

Report  of  independent  certified  public  accountants
Balance  sheets  as  of  May  31,  2000  and  1999;
Statements of earnings for the years ended May 31, 2000 and 1999; Statement of members' capital for the year ended May 31, 2000 and for the period
from  September  19,     1998  through  May  31,  1999;
Notes  to  financial  statements.


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.


     International Airline Support Group, Inc., a Delaware corporation


By:  /s/  James  M.  Isaacson
   --------------------------
      James  M.  Isaacson
      Chief  Accounting  Officer

Date:  May  31,  2001



     FINANCIAL  STATEMENTS  AND
     REPORT  OF  INDEPENDENT  CERTIFIED
     PUBLIC  ACCOUNTANTS

     AIR  41  LLC

     MAY  31,  2000  AND  1999

                                 C O N T E N T S



                                                           Page

REPORT  OF  INDEPENDENT  CERTIFIED  PUBLIC  ACCOUNTANTS     1


FINANCIAL  STATEMENTS

     BALANCE  SHEETS                                        2

     STATEMENTS  OF  EARNINGS                               3

     STATEMENT  OF  MEMBERS'  CAPITAL                       4

     STATEMENTS  OF  CASH  FLOWS                            5

     NOTES  TO  FINANCIAL  STATEMENTS                6  -  10

                         REPORT OF INDEPENDENT CERTIFIED
                               PUBLIC ACCOUNTANTS



Board  of  Directors
AIR  41  LLC

We have audited the accompanying balance sheets of AIR 41 LLC (the "Company") as of May 31, 2000 and 1999, and the related statements of earnings, members' capital and cash flows for the year ended May 31, 2000 and the period from September 19, 1998 (date of inception) through May 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AIR 41 LLC as of May 31, 2000 and 1999 and the results of its operations and its cash flows for the year ended May 31, 2000 and the period from September 19, 1998 (date of inception) through May 31, 1999, in conformity with accounting principles generally accepted in the United States of America.




Miami,  Florida
July  21,  2000

                                   AIR 41 LLC

                                 BALANCE SHEETS

                                     MAY 31,



                                     ASSETS

                                                          2000                 1999
                                                      -----------          -----------
Aircraft, net                                    $     71,573,610     $     76,458,333
Deferred  debt  costs,  net  of  accumulated
  amortization  of  $225,848  and  $83,431  as
  of  May  31,  2000  and  1999,  respectively            222,739              303,782
                                                          -------              -------

                    Total  assets                $     71,796,349     $     76,762,115
                                                 =     ==========     =     ==========


                        LIABILITIES AND MEMBERS' CAPITAL

Current  liabilities
     Accounts  payable  and accrued expenses     $        262,955     $       283,670
     Deferred  revenue                                    600,000             600,000
     Current  portion  of  long-term debt              22,234,761           7,846,929
                                                       ----------           ---------

                    Total  current  liabilities        23,097,716           8,730,599

Long-term  debt,  net of current portion               40,978,361          63,284,372

Commitment  and  contingencies                             -                   -

Members'  capital                                       3,353,327           3,174,426
Retained  earnings                                      4,366,945           1,572,718
                                                        ---------           ---------

                    Total members' capital              7,720,272           4,747,144
                                                        ---------           ---------

                    Total  liabilities and
                       members' capital          $     71,796,349    $     76,762,115
                                                 =     ==========    =     ==========


The  accompanying  notes  are  an  integral  part  of  these  statements.

                                   AIR 41 LLC
                             STATEMENTS OF EARNINGS

                           YEAR ENDED MAY 31, 2000 AND
           FOR THE PERIOD FROM SEPTEMBER 19, 1998 (DATE OF INCEPTION)
                              THROUGH MAY 31, 1999



                                                      2000                 1999
                                                  -----------          -----------
Rental  revenue                              $     14,475,000     $     10,200,000

Expenses
     Interest  expense                              5,770,912            4,522,184
     Depreciation and amortization expense          5,189,861            3,625,098
                                                    ---------            ---------
                                                   10,960,773            8,147,282
                                                   ----------            ---------

                    Net  earnings             $     3,514,227      $     2,052,718
                                              =     =========      =     =========


The  accompanying  notes  are  an  integral  part  of  these  statements.

                                   AIR 41 LLC

                          STATEMENT OF MEMBERS' CAPITAL

                           YEAR ENDED MAY 31, 2000 AND
           FOR THE PERIOD FROM SEPTEMBER 19, 1998 (DATE OF INCEPTION)
                              THROUGH MAY 31, 1999


                                            Members'            Retained
                                            Capital             Earnings                Total
                                          -----------          -----------          -----------
Balance  at  September  19,  1998
  (date  of  inception)                   $     -              $     -          $         -

Capital  contributions                      3,174,426                -                3,174,426

Net  earnings                                   -                2,052,718            2,052,718

Distributions                                   -                 (480,000)            (480,000)
                                            ---------             --------             --------
Balance at May 31, 1999                     3,174,426            1,572,718            4,747,144

Capital  contributions                        178,901                -                  178,901

Net  earnings                                    -               3,514,227            3,514,227

Distributions                                    -                (720,000)            (720,000)
                                             ---------            --------             --------

Balance  at  May  31,  2000               $  3,353,327         $ 4,366,945     $      7,720,272
                                            ==========          ==========         ============


The  accompanying  notes  are  an  integral  part  of  this  statement.

                                   AIR 41 LLC

                            STATEMENTS OF CASH FLOWS

                           YEAR ENDED MAY 31, 2000 AND
           FOR THE PERIOD FROM SEPTEMBER 19, 1998 (DATE OF INCEPTION)
                              THROUGH MAY 31, 1999

                                                                2000                 1999
                                                            -----------          -----------
Net  cash  flows  from  operating  activities:
     Net  earnings                                      $     3,514,227      $     2,052,718
     Adjustments  to  reconcile  net  earnings
      to  cash provided  by  operating  activities:
          Depreciation  and  amortization                     5,189,861            3,625,098
          Changes  in  assets  and  liabilities:
            Increase  (decrease)  in  liabilities:
               Accounts  payable  and  accrued  expenses        (20,715)             283,670
               Deferred  revenue                                   -                 600,000
                                                              ----------             -------
               Net cash provided by operating activities       8,683,373           6,561,486

Cash  flows  from  investing  activities:
     Purchase  of  aircraft                                        -             (80,000,000)
     Additions  to  aircraft                                    (162,721)             -
                                                              -----------         ----------
               Net  cash  used  in  investing activities        (162,721)        (80,000,000)

Cash  flows  from  financing  activities:
     Principal  payments  on  long-term  debt                 (7,918,179)         (4,868,699)
     Proceeds  from  long-term  debt                              -               76,000,000
     Capital  contributions                                      178,901           3,174,426
     Distributions                                              (720,000)           (480,000)
     Payment  of  debt  costs                                    (61,374)           (387,213)
                                                                 -------            --------
               Net  cash  (used  in)  provided
                  by  financing activities                    (8,520,652)         73,438,514
                                                              ----------          ----------

Net  change  in  cash  and  cash  equivalents                     -                    -

Cash  and  cash  equivalents  at  beginning  of  period           -                    -
                                                              ----------          ----------

Cash  and  cash  equivalents  at  end  of  period           $     -            $       -
                                                              ==========          ==========

Supplemental  disclosure  of  cash  flow  information:
     Cash  paid  during  the  year  for:
          Interest                                          $  5,813,845       $   3,995,524
                                                            ============       =============
          Taxes                                             $     -            $      -
                                                            ============       =============

The  accompanying  notes  are  an  integral  part  of  these  statements.

                                   AIR 41 LLC

                           YEAR ENDED MAY 31, 2000 AND
           FOR THE PERIOD FROM SEPTEMBER 19, 1998 (DATE OF INCEPTION)
                              THROUGH MAY 31, 1999


                                   AIR 41 LLC

                          NOTES TO FINANCIAL STATEMENTS

                           YEAR ENDED MAY 31, 2000 AND
           FOR THE PERIOD FROM SEPTEMBER 19, 1998 (DATE OF INCEPTION)
                              THROUGH MAY 31, 1999


NOTE  A  -  SIGNIFICANT  ACCOUNTING  POLICIES

     Basis  of  Presentation
     -----------------------

     The statements include the accounts of AIR 41 LLC (the "Company") which is equally owned by International Airline Support Group ("IASG") and Aircorp, Inc.

     Nature  of  Operations
     ----------------------

    The Company is the owner and lessor of twenty McDonnell Douglas aircraft. The aircraft are leased primarily to Scandinavian Airline Systems ("SAS"), a company based in Sweden.

     Cash  Flow
     ----------

     All monthly rental income from operations is paid directly to the Company's lender. The lender applies the portion of the rental income to the respective monthly principal and interest due on the Company's debt and the remaining portion is distributed back to the members of the Company. Accordingly, the Company does not retain any cash.

     Aircraft  and  Depreciation

     The aircraft is recorded at cost less accumulated depreciation. Depreciation is computed using the straight-line method over an estimated economic life of twelve years with an estimated salvage value equal to 25% of the original asset cost. Major improvements to aircraft are capitalized when incurred and depreciated over the useful life of the improvement. The Company evaluates the carrying value of the aircraft based upon changes in market and other physical and economic conditions and will record write-downs to recognize a loss in the value of the aircraft when management believes that, based on expected future cash flows, the recoverability of the Company's investment has been impaired.

     Operating  Leases

     The aircraft leases are accounted for as operating leases and have an average original term of 39 months. Lease revenues are recognized in equal installments over the terms of the related leases.



                                                                     (continued)

NOTE  A  -  SIGNIFICANT  ACCOUNTING  POLICIES  -  Continued

     Currently, the Company has no further commitment related to the disposition of these aircraft upon the termination of the leases, although, the Company is actively marketing these aircraft. A future impairment in the value of these aircraft and/or the inability of the Company to sell or re-lease these aircraft, after they come off lease, could have a significant negative impact on the Company's operations.

     Deferred  Debt  Costs
     ---------------------

     Deferred debt costs represent costs incurred related to the loan with Finova Capital Corporation. These costs are amortized using the effective interest rate method.

     Income  Taxes
     -------------

     Income taxes on earnings are payable personally by the members pursuant to an election under section 701 of the Internal Revenue Code and the Company is not taxed as a Corporation. Accordingly, no provision has been made for federal income taxes in these financial statements.

     Revenue  Recognition
     --------------------

     Rental income is recognized on a straight-line basis over the term of each lease and when collection is reasonably assured.

     Deferred  Revenue
     -----------------

     Lease revenues received in advance, but not yet earned, are deferred and recognized as rental revenue when earned.

     Use  of  Estimates

     In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that effect the reported amounts of assets and liabilities at the date of the financial statements and revenue and expenses during the reporting period. Actual results could differ from those estimates.

NOTE  B  -  AIRCRAFT

     Net  Investment  in  Aircraft
     -----------------------------

     The Company's net investment in aircraft as of May 31, consisted of the following:

                                                2000                  1999
                                           ------------          ------------
     Aircraft  on  operating
            leases,  at  cost        $     80,115,277     $       80,000,000
     Less:  Accumulated  depreciation      (8,541,667)            (3,541,667)
                                           -----------            ----------

                   Aircraft,  net    $     71,573,610     $       76,458,333
                                     =     ==========     =       ==========

NOTE  C  -  FUTURE  MINIMUM  RENTAL  INCOME

     The following is a schedule by year of future minimum rental income under the leases as of May 31, 2000:

        Year          Amount
     -------     -----------

     2001     $     12,840,000
     2002            7,800,000
     2003              600,000
                       -------
     Total    $     21,240,000
              =     ==========

     In September 1998, the Company entered into a lease agreement with Scandinavian Airline Systems ("SAS") to lease twenty McDonnell Douglas DC-9-41 aircraft. The monthly lease payments are $60,000 per aircraft and the average original lease term was 39 months. The operational responsibility for the aircraft rests with the lessee, and at its cost must maintain, service, repair and overhaul the aircraft so as to keep the aircraft in good repair condition and appearance and airworthy in all respects and to the same standard as lessee maintains, services, repairs and overhauls other commercial jet aircraft which it owns or leases. However, the Company is responsible for the cost related to any Airworthiness Directives over a certain amount, as defined in the Lease Agreement.

     Title to the aircraft remains with the lessor throughout the lease period, however, the lessee is responsible for the insurance on the aircraft.

     IASG and Aircorp, Inc. collectively have guaranteed the Company's obligation as the lessor of the aircraft.

NOTE  D  -  DEBT

     Long-term  obligations  at  May  31,  consisted  of  the  following:

                                                 2000                  1999
                                            ------------          ------------

Note  payable                           $     63,213,122     $     71,131,301
Less:  Current  maturities                    22,234,761            7,846,929
                                              ----------            ---------
                                        $     40,978,361     $     63,284,372
                                        =     ==========     =     ==========

     In September 1998, the Company entered into a loan agreement with Finova Capital Corporation in the amount of $76 million. The annual interest on the loan is fixed at 8.63% and the loan is collateralized by the twenty aircraft as well as the interest in the SAS leases (see Note B). During the original terms of the leases, the Company is required to repay principal and interest on the debt based on 95% of the rental income received from the lease of the aircraft. Once an aircraft lease expires, the remaining principal on the aircraft is due to Finova Capital Corporation. If the aircraft is re-leased, the repayment terms of the debt on the aircraft is modified in accordance with the new lease terms. If the aircraft is sold, the remaining principal due on the aircraft is repaid in full with the proceeds from the aircraft sale. In fiscal 2001, nine aircraft are due to come off lease. Accordingly, the remaining principal due on these nine aircraft as of May 31, 2000 is classified as part of current portion of long-term debt on the accompanying May 31, 2000 Balance Sheet. This loan represents non-recourse debt to IASG and Aircorp, Inc.

     The following is a schedule of the future principal payments as of May 31, 2000:

     2001     $     22,234,761
     2002           27,425,604
     2003           13,552,757
                   ----------

              $     63,213,122
              =     ==========

NOTE  E  -  RELATED  PARTY  TRANSACTIONS

     Funding  of  Expenses
     ---------------------

     The members pay all expenses on behalf of the Company, which represent primarily aircraft maintenance and improvements. The payment of these expenses is accounted for by the Company as capital contributions.

     Allocation  of  Expenses
     ------------------------

     Certain management and accounting expenses of the Company are absorbed by IASG and have not been allocated to the Company. These expenses are deemed to be insignificant.

     Aircraft  Lease
     ---------------

     In fiscal 2000, the Company leased one of its aircraft to an entity controlled by the owner of Aircorp, Inc., a member of the Company. Total rental income from this related party was $75,000 for the year ended May 31, 2000.

NOTE  F  -  SUBSEQUENT  EVENT

     Subsequent to May 31, 2000, two additional aircraft came off of lease from SAS. One of these aircraft has been leased to an unrelated party at a more favorable lease rate, and the Company is currently searching for a potential lessee for the other aircraft.