Form 10-K/A
period 2000-05-31
INTERNATIONAL AIRLINE SUPPORT GROUP INC
filed 2001-06-07
CIK 859307

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

                                 (770) 455-7575
              -------------------------------------------------------
              (Registrant's telephone number, including area code)

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

     Part  II,  Item  8
Financial  Statements

     The report of Grant Thornton LLP, independent certified public accountants, with respect to the financial statements of Air 41 LLC, a Delaware limited liability company in which the Company owns an equity interest, is filed pursuant to Regulation S-X, Rule 3-09.



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.


     International Airline Support Group, Inc., a Delaware corporation


By:  /s/  James  M.  Isaacson
   --------------------------
      James  M.  Isaacson
      Chief  Accounting  Officer

Date:  June  6,  2001

                         REPORT OF INDEPENDENT CERTIFIED
                               PUBLIC ACCOUNTANTS



Board  of  Directors
AIR  41  LLC

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


/s/  Grant  Thornton  LLP

Miami,  Florida
July  21,  2000