Form 10-K
period 2001-05-31
INTERNATIONAL AIRLINE SUPPORT GROUP INC
filed 2001-08-29
CIK 859307

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                    FORM 10-K

             FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS
               13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

[X]     Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
Act  of  1934  for  the  fiscal  year  ended  MAY  31,  2001
                                              --------------

[  ]     Transition  Report  Pursuant  to  Section 13 or 15(d) of the Securities
Exchange  Act  of  1934  for  the transition period from ____________________ to
_______________________

                         Commission File Number 0-18352
                                                -------

                    INTERNATIONAL AIRLINE SUPPORT GROUP, INC.
              ----------------------------------------------------
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

                                 (770) 455-7575
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

          Title of class              Name of each exchange on which registered
     Common Stock, $.001 par value            American Stock Exchange
     -----------------------------            -----------------------

        Securities registered pursuant to Section 12(g) of the Act:  None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     At August 7, 2001, the aggregate market value of common stock held by non-affiliates of the Registrant was approximately $1,728,924.

     The number of shares of the Registrant's Common Stock outstanding as of August 10, 2001 was 2,021,498.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the Proxy Statement for the 2001 Annual Meeting of the Company's Stockholders are incorporated by reference in Parts III and IV.

                    INTERNATIONAL AIRLINE SUPPORT GROUP INC.
                           ANNUAL REPORT ON FORM 10-K
                     FOR THE FISCAL YEAR ENDED MAY 31, 2001


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

     THIS ANNUAL REPORT ON FORM 10-K CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED (THE "EXCHANGE ACT"), INCLUDING THE PLANS AND OBJECTIVES OF MANAGEMENT FOR THE BUSINESS, OPERATIONS AND FINANCIAL PERFORMANCE OF THE COMPANY. THE FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS SET FORTH IN THIS ANNUAL REPORT MAY INCLUDE OR RELATE TO, AMONG OTHER THINGS, (I) INCREASING THE COMPANY'S MARKET SHARE OF PARTS FOR CERTAIN COMMERCIAL JET AND COMMUTER AIRCRAFT, WHILE MAINTAINING ITS POSITION AS A LEADING REDISTRIBUTOR OF PARTS FOR MD-80 AND DC-9 AIRCRAFT, (II) POTENTIAL ACQUISITIONS OF ADDITIONAL INVENTORIES OF AIRCRAFT SPARE PARTS AND THE ACQUISITION OF OTHER COMPANIES, ASSETS OR PRODUCT LINES THAT WOULD COMPLEMENT OR EXPAND THE COMPANY'S EXISTING AIRCRAFT SPARE PARTS BUSINESS,
(III) DEMAND AMONG THE COMPANY'S PRINCIPAL CUSTOMERS, INCLUDING CARGO CARRIERS AND REGIONAL COMMERCIAL AIRLINES, FOR THE COMPANY'S INVENTORY OF PARTS, (IV) THE DEMAND FOR DC-9 AIRCRAFT, WHICH WILL DETERMINE THE SUCCESS OF THE COMPANY'S JOINT VENTURE'S EFFORTS TO REMARKET ITS AIRCRAFT; (V) THE SIZE AND GROWTH RATE OF THE AIRCRAFT PARTS REDISTRIBUTION INDUSTRY AND THE AIRCRAFT AND ENGINE LEASING INDUSTRY, (VI) INCREASES OR CHANGES IN GOVERNMENT REGULATIONS REGARDING THE AVIATION INDUSTRY, (VII) COMPETITION FROM OTHER AIRCRAFT PARTS REDISTRIBUTORS, (VIII) THE EXPANSION OF THE COMPANY'S PRODUCT LINES, (IX) THE AVAILABILITY OF CAPITAL TO OPERATE EFFECTIVELY, (X) THE COMPANY'S ABILITY TO MANAGE ITS DEBT AND COMPLY WITH THE FINANCIAL COVENANTS IN ITS CREDIT FACILITY, AND (XI) OPERATION OF A PART 135 AIR CARRIER, IN WHICH THE COMPANY HAS A SIGNIFICANT INTEREST. SEE "CAUTIONARY STATEMENTS" HEREIN.

     THE FORWARD-LOOKING STATEMENTS INCLUDED HEREIN ARE BASED UPON CURRENT EXPECTATIONS THAT INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES. THESE FORWARD-LOOKING STATEMENTS ARE BASED UPON ASSUMPTIONS THAT THE COMPANY WILL CONTINUE TO MANAGE ITS INVENTORY EFFECTIVELY, THAT COMPETITIVE CONDITIONS WITHIN THE AIRCRAFT PARTS REDISTRIBUTION INDUSTRY WILL NOT CHANGE MATERIALLY OR ADVERSELY, THAT DEMAND FOR AIRCRAFT SPARE PARTS WILL REMAIN STRONG, THAT THE COMPANY WILL BE ABLE TO ENTER INTO NEW LEASES OF AIRCRAFT AS EXISTING LEASES
EXPIRE, THAT THE COMPANY'S JOINT VENTURE WILL BE ABLE TO REMARKET ITS AIRCRAFT AS THEY COME OFF LEASE ON FINANCIAL TERMS THAT WILL PERMIT THE JOINT VENTURE TO SERVICE ITS INDEBTEDNESS, THAT THE COMPANY WILL BE ABLE TO PURCHASE AIRCRAFT THAT ARE SUBJECT TO LEASES, THAT THE AIR CARRIER IN WHICH THE COMPANY HAS A SIGNIFICANT INTEREST WILL BE ABLE TO OPERATE PROFITABLY, THAT THE COMPANY WILL HAVE ACCESS TO SUFFICIENT CAPITAL AT COMPETITIVE RATES, THAT THE COMPANY WILL BE ABLE TO COMPLY WITH ITS DEBT COVENANTS AND THAT THERE WILL BE NO MATERIAL ADVERSE CHANGE IN THE COMPANY'S BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS. ASSUMPTIONS RELATING TO THE FOREGOING INVOLVE JUDGMENTS WITH
RESPECT TO, AMONG OTHER THINGS, FUTURE ECONOMIC, COMPETITIVE AND MARKET CONDITIONS AND FUTURE BUSINESS DECISIONS, ALL OF WHICH ARE DIFFICULT OR IMPOSSIBLE TO PREDICT ACCURATELY AND MOST OF WHICH ARE BEYOND THE CONTROL OF THE COMPANY. ALTHOUGH THE COMPANY BELIEVES THAT THE ASSUMPTIONS UNDERLYING THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, ANY OF THE ASSUMPTIONS COULD PROVE INACCURATE AND, THEREFORE, THERE CAN BE NO ASSURANCE THAT THE RESULTS CONTEMPLATED IN SUCH FORWARD-LOOKING INFORMATION WILL BE REALIZED. IN ADDITION, AS DISCLOSED ABOVE, THE BUSINESS AND OPERATIONS OF THE COMPANY ARE SUBJECT TO SUBSTANTIAL RISKS THAT INCREASE THE UNCERTAINTY INHERENT IN SUCH FORWARD-LOOKING STATEMENTS. ANY OF THE OTHER FACTORS DISCLOSED ABOVE COULD CAUSE THE COMPANY'S REVENUES OR NET EARNINGS, OR GROWTH IN REVENUES OR NET EARNINGS, TO DIFFER MATERIALLY FROM PRIOR RESULTS. FURTHERMORE, A CHANGE IN THE MARKET FOR AIRCRAFT AND ENGINE PARTS COULD RESULT IN THE COMPANY'S INVENTORY BEING OVERVALUED AND COULD REQUIRE THE COMPANY TO WRITE DOWN ITS INVENTORY VALUATIONS IN ORDER TO BRING THEM IN LINE WITH THE REVISED FAIR MARKET VALUE. THERE IS NO ASSURANCE THAT A WRITE-DOWN WOULD NOT ADVERSELY AFFECT THE COMPANY'S BUSINESS, OPERATING RESULTS OR FINANCIAL CONDITION OR ITS ABILITY TO COMPLY WITH ITS DEBT COVENANTS. GROWTH IN ABSOLUTE AMOUNTS OF COST OF SALES AND GENERAL AND ADMINISTRATIVE EXPENSES OR THE OCCURRENCE OF EXTRAORDINARY EVENTS COULD CAUSE ACTUAL RESULTS TO VARY MATERIALLY FROM THE RESULTS CONTEMPLATED IN THE FORWARD-LOOKING STATEMENTS. BUDGETING AND OTHER MANAGEMENT DECISIONS ARE SUBJECTIVE IN MANY RESPECTS AND THUS SUSCEPTIBLE TO INTERPRETATIONS AND PERIODIC REVISIONS BASED ON ACTUAL EXPERIENCE AND BUSINESS DEVELOPMENTS, THE IMPACT OF WHICH MAY CAUSE THE COMPANY TO ALTER ITS MARKETING, CAPITAL EXPENDITURE OR OTHER BUDGETS, WHICH MAY IN TURN AFFECT THE COMPANY'S RESULTS OF OPERATIONS. IN LIGHT OF THE SIGNIFICANT UNCERTAINTIES INHERENT IN THE FORWARD-LOOKING INFORMATION INCLUDED HEREIN, THE INCLUSION OF SUCH INFORMATION SHOULD NOT BE REGARDED AS A REPRESENTATION BY THE COMPANY OR ANY OTHER PERSON THAT THE OBJECTIVES OR PLANS OF THE COMPANY WILL BE ACHIEVED.

GENERAL

     The Company is a leading redistributor of aftermarket aircraft spare parts used primarily for McDonnell Douglas MD-80 and DC-9 aircraft and commuter turboprop aircraft. Management believes that the Company has one of the most extensive inventories of aftermarket MD-80, DC-9 and Embraer EMB-120 Brasilia parts in the industry. In addition, the Company provides aircraft spare parts for Airbus, Boeing, Lockheed and other McDonnell Douglas and commuter turboprop aircraft. The aircraft spare parts distributed by the Company, including avionics, rotable and expendable airframe and engine parts, are sold to a wide variety of domestic and international air cargo carriers, major commercial and regional passenger airlines, maintenance and repair facilities and other redistributors. The wide variety of aircraft spare parts distributed by the Company are acquired through purchase or consignment of surplus or bulk inventories from airlines, purchases from other redistributors and disassembly of aircraft.

     In addition to being a provider of aircraft spare parts, the Company leverages its industry expertise to purchase, sell and lease aircraft and engines. The Company has periodically acquired, leased and sold a variety of narrow-body commercial jet aircraft, such as Boeing 727 and 737 and McDonnell Douglas MD-80 and DC-9 aircraft, as well as commuter turboprop aircraft, such as Embraer EMB-120 aircraft. The Company currently owns nine Embraer EMB-120 aircraft, five of which are leased and one of which is being disassembled for parts. The Company derives revenue from lease payments and seeks to sell spare parts to the lessee both for the leased aircraft as well as other aircraft in the lessee's fleet. Upon return of the aircraft, the Company either re-leases, sells or disassembles the aircraft for parts in order to achieve the highest utilization of the asset. The Company believes that its aircraft trading activities and its parts redistribution business complement one another. As access to capital in the aircraft parts redistribution industry becomes more difficult, the Company's ability to trade and to lease aircraft successfully could be adversely impacted.

The Company also owns a 50% interest in a joint venture that owns 20 DC-9-41H aircraft. Sixteen of the aircraft are leased to Scandinavian Airlines System ("SAS"); one is leased to another European operator; and three are currently being held for lease. The joint venture expects to derive revenue from lease payments with respect to such aircraft and from the re-lease or sale of the aircraft following the expiration of the leases with SAS. The Company believes that its investment in this joint venture complements its parts redistribution and aircraft sales and leasing businesses by providing a high quality source of aircraft for further releasing, sales and/or parting out. While the joint venture is actively pursuing the marketing of the aircraft as they are returned off-lease, there can be no assurances that the aircraft will be successfully re-leased.

The Company's other business activities include providing advisory services to air carriers on parts-inventory disposition and an equity interest in a regional airline. The Company's advisory services and the equity interest in the regional airline complement its parts sales and aircraft trading and leasing activities by enhancing the Company's reputation as an industry expert in commercial jet and turboprop parts and operations.

The Company's strategy is to capitalize upon its position as a leading redistributor of MD-80, DC-9 and commuter turboprop aircraft spare parts and broaden its product lines to include other high-use aircraft as the world fleet grows. Key elements of the Company's strategy include:

- Increase Sales to Cargo Carriers, Regional Commercial Airlines and Commuter Airlines
-     Broaden  Product  Line
-     Utilize  Consignment  Agreements  to  Acquire  Inventory
-     Seek  Additional  Bulk  Purchase  Opportunities
-     Continued  Commitment  to  Quality  and  Technological  Innovation
-     Pursue  Strategic  Acquisitions

COMPANY  HISTORY

     The Company was founded in 1982 in Miami, Florida. Initially the Company focused on parting out DC-8 aircraft and reselling the resulting spare parts. Based upon the Company's success in parting out DC-8 aircraft, in 1991 the Company began purchasing and parting out DC-9 and MD-80 aircraft. Beginning in 1992, the Company began purchasing and parting out Boeing 727 aircraft. Since its founding, the Company has acquired over 50 aircraft for parting out. The Company has also engaged in aircraft and engine trading throughout its history. Beginning in fiscal 1999, the Company broadened its product lines by acquiring significant parts inventories for McDonnell Douglas DC-10, Boeing 747 and Embraer EMB-120 aircraft. The Company also expanded its aircraft trading activities during fiscal 1999 and 2000, completing the purchase of eight and the sale of two EMB-120 aircraft. During fiscal 2000, the Company established a presence in Europe, establishing a sales office in France and a distribution center in the Netherlands.

INDUSTRY  OVERVIEW

     The Company believes that the annual worldwide market for aircraft spare parts is approximately $11 billion, of which approximately $1.3 billion represents sales of aircraft spare parts to the redistribution market. The Company does not expect growth in the aircraft spare parts redistribution market in the foreseeable future. The Company's customers include a wide variety of domestic and international air cargo carriers, major commercial, regional and commuter passenger airlines, maintenance and repair facilities and other redistributors. As a result, the Company's business can be impacted by the economic factors that affect the airline and air cargo industries. When such factors adversely affect the airline and air cargo industries, they tend to cause reduced demand for aircraft spare parts, downward pressure on the pricing for aircraft spare parts and increased credit risk associated with doing business with airlines and air cargo carriers. Additionally, factors such as the price of fuel affect the aircraft spare parts market for older aircraft, since older aircraft become less competitive with newer model aircraft as the price of fuel increases. Because of the current economic environment, a number of companies in the aircraft parts redistribution industry have encountered financial difficulties. Consequently, many of these companies have been forced to sell inventory at reduced prices in order to generate cash, while many others have simply gone out of business with their creditors liquidating their inventories. The net effect of both of these actions is to put significant pricing pressure on the Company's products. The Company is not immune to a decline in the aviation industry or the economic woes of some of our competitors and there can be no assurance that these factors will not have a material adverse effect on the Company's business, financial condition and results of operations. However, for the survivors in the aircraft spare parts redistribution industry, the Company sees the following opportunities:

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

     Increased Inventory Consignment. Certain of the Company's customers adjust inventory levels on a periodic basis by disposing of excess aircraft spare parts. Traditionally, larger airlines have used internal sales agents to manage such dispositions. The Company believes that major airlines and other owners of aircraft spare parts, as well as financial institutions that have taken possession of spare parts used as collateral, in order to concentrate on their core businesses and to more effectively monetize their excess parts and inventories, are increasingly entering into long-term consignment agreements with redistributors. By consigning inventories through a redistributor such as the Company, customers are able to offer their aircraft spare parts to a larger number of prospective inventory buyers, allowing the customer to maximize the value of its inventory. Consignment also enables a consignee to offer for sale significant parts and inventory at minimal capital cost.

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

     Broaden Product Line. Historically, the Company has been a leading distributor of MD-80 and DC-9 spare parts. The Company has expanded its product line to include aftermarket parts for Airbus A-300, McDonnell Douglas DC-10 and Boeing 747 aircraft and certain commuter aircraft including Embraer, Shorts, Saab, de Havilland, British Aerospace and ATR aircraft. In addition, the Company intends to expand further its product line to include parts for other aircraft that are likely to be converted to freighters, such as Boeing 767 and 757 aircraft. As fleets of these aircraft age and as air cargo carriers transition larger portions of their fleets to wide-body aircraft, the Company will seek to capitalize on the demand for parts resulting from the aging and continued use of these aircraft models. Several air cargo carriers currently utilize DC-10, 767, 747 and A-300 series aircraft, and the Company believes use of these models will continue to increase. The Company believes that a significant number of these aircraft types have been or will be converted to cargo use and that its relationship with cargo carriers will provide an advantage in supplying parts for these aircraft to such customers. The Company also believes that there is a significant opportunity for the redeployment of the Embraer EMB-120 and ATR aircraft as cargo aircraft, as commuter carriers convert their fleets to small jet aircraft. The Company has acquired service bulletin kits that will permit the conversion of 20 EMB-120 aircraft to either full cargo or quick-change configurations. The Company has converted three of the eight (non-partout) EMB-120 aircraft that it owns to full cargo configuration. The Company intends to convert its remaining EMB-120 aircraft if customer demand for the EMB-120 cargo variant justifies the conversion cost.

     Utilize Consignment Agreements to Acquire Inventory. In recent years, the Company acquired most of its aircraft parts inventory by purchasing large numbers of parts in bulk from aircraft operators. The Company has recently begun to acquire inventory by means of strategic consignment arrangements. Pursuant to a consignment arrangement, an aircraft operator or financial institution permits the Company to market and sell an inventory of aircraft parts. The Company receives a percentage of the sales price of a consigned part. Consignment arrangements allow the Company to obtain parts inventory on a favorable basis without committing its capital to purchasing inventory. The Company's margins on sales of consigned parts are, however, typically lower than margins realized on sales of parts acquired by other methods. The Company believes that its market presence, experience in evaluating parts inventories, sophisticated management information systems and capital strength will enable the Company to enter into additional consignment arrangements.

Seek Additional Bulk Purchase Opportunities. The Company will continue to seek opportunities to purchase large spare parts inventories in bulk. The Company cannot predict when such opportunities will arise and such opportunities are dependent on the Company's ability to successfully access capital. Bulk purchase opportunities arise when airlines, in order to reduce capital requirements, sell large amounts of inventory in a single transaction, when inventories of aircraft spare parts are sold in conjunction with corporate restructurings or reorganizations or when an aircraft operator realigns its aircraft fleet, reducing the number of or exiting a particular aircraft model. Bulk inventory purchases allow the Company to obtain large inventories of aircraft spare parts at a lower cost than can ordinarily be obtained by purchasing parts on an individual basis. Therefore, the Company typically realizes higher gross margins on sales of parts acquired by bulk purchases, as opposed to other methods. However, bulk inventory purchases require a commitment of the Company's capital. The Company believes that it has the ability, due to its market presence, experience in evaluating parts inventories, sophisticated management information systems and capital strength, to complete large bulk purchase opportunities to the extent such purchases are considered favorable.

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

     Pursue Strategic Acquisitions. The Company competes in a fragmented market in which numerous small companies serve distinct market niches. The Company believes that small aftermarket parts redistributors, many of which are family-owned or capital constrained, are unable to provide the extensive inventory and quality control measures necessary to comply with applicable regulatory and customer requirements, and will provide acquisition opportunities for the Company. Similarly, the Company believes that many small aircraft leasing companies are potential acquisition targets. Acquisitions are expected to increase the Company's customer base, expand its product line both with respect to aircraft in which the Company currently specializes and into new aircraft types, to strengthen its relationships with existing customers through availability of additional inventory and permit the Company to expand its aircraft trading opportunities. Any opportunity to pursue strategic acquisitions is dependent upon the Company's ability to successfully access capital.


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

     Aircraft spare parts' conditions are classified within the industry as (i) factory new, (ii) new surplus, (iii) overhauled, (iv) serviceable and (v) as removed. A factory new or new surplus part is one that has never been installed or used. Factory new parts are purchased from manufacturers or their authorized distributors. New surplus parts are purchased from excess stock of airlines, repair facilities or other redistributors. An overhauled part has been completely disassembled, inspected, repaired, reassembled and tested by a licensed repair facility. An aircraft spare part is classified serviceable if it is repaired by a licensed repair facility rather than completely disassembled as in an overhaul. A part may also be classified serviceable if it is removed by the operator from an aircraft or engine while operating under an approved maintenance program and is functional and meets any manufacturer or time and cycle restrictions applicable to the part. With appropriate documentation, a factory new, new surplus, overhauled or serviceable part designation indicates that the part can be immediately utilized on an aircraft. A part in as removed condition requires functional testing, repair or overhaul by a licensed facility prior to being returned to service in an aircraft. The aircraft spare parts sold by the Company include avionics, rotable and expendable airframe and engine parts for commercial aircraft. Currently, the Company specializes in replacement parts for MD-80, DC-9 and commuter turboprop aircraft and management believes that the Company has one of the most extensive inventories of aftermarket MD-80, DC-9 and EMB-120 parts in the industry. Currently, the Company has approximately 230,000 inventory line items (an increase from approximately 85,000 line items at the end of fiscal 2000, primarily due to consignment inventories), many of which represent multiple unit quantities and relate to the MD-80, DC-9 and EMB-120 aircraft. Many of these parts, such as avionics and engine parts, can also be used by a wide variety of aircraft other than MD-80, DC-9 and EMB-120 aircraft. In addition to the Company's inventory of MD-80, DC-9 and EMB-120 parts, the Company's inventory also includes spare parts for Boeing 727, 737 and 747 aircraft, Lockheed L-1011 aircraft, McDonnell Douglas DC-8 and DC-10 aircraft, and Airbus, Shorts, Saab, de Havilland, British Aerospace and ATR aircraft and for the Pratt & Whitney JT8D engine series.


OPERATIONS  OF  THE  COMPANY

     The Company's core business is buying and selling aircraft spare parts. In addition, the Company engages in the sale and leasing of aircraft and engines, provides advisory services to air carriers and through a minority-owned subsidiary, operates a regional air cargo airline.

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

     Aircraft and Engine Sales and Leasing. The Company has determined that its spare parts sales opportunities are enhanced by providing existing and new customers with whole aircraft and engines through sale and lease transactions. Such transactions allow the Company to expand its customer base for spare parts and, through leasing, to reduce the cost basis in its aircraft and engines. The Company derives revenue from lease payments and seeks to sell spare parts to the lessee both for the leased aircraft as well as other aircraft in the lessee's fleet. Upon return of the aircraft, the Company either re-leases, sells or disassembles the aircraft for parts in order to achieve the highest utilization of the asset. The success of the Company's aircraft and engine sales and leasing is dependent on the Company's ability to successfully access capital.

     The Company currently owns nine Embraer EMB-120 aircraft, five of which are leased and one of which is being disassembled for parts. Three of the aircraft are leased to NSA, a regional airline in which the company has a significant investment. The Company's aircraft leases are operating leases rather than finance leases and expire between September 2003 and February 2004. Under an operating lease, the Company retains title to the aircraft or engine, thereby retaining the potential benefits and assuming the risk of the residual value of the aircraft or engine. Operating leases allow aircraft operators greater fleet and financial flexibility due to their shorter-term nature, the relatively small initial capital outlay necessary to obtain use of the aircraft or engine and off-balance sheet accounting treatment. The Company currently focuses on leasing commuter turboprop aircraft, particularly the EMB-120.

     During the second quarter of fiscal 1999, the Company entered into a joint venture (the "Air 41 Joint Venture") for the acquisition of 20 DC-9-41H aircraft from SAS. The aircraft were leased back to SAS and the leases had an average term of 39 months. The Company's original investment in the Air 41 Joint Venture was approximately $1.4 million. The aircraft were financed through the joint venture, utilizing non-recourse debt to the partners. The Company's Air 41 Joint Venture partner is AirCorp, Inc., a privately held company. The Company is exploring opportunities for the aircraft after the end of the term of the leases with SAS. In this regard, the Air 41 Joint Venture has engaged an aircraft portfolio management firm to remarket the aircraft. Such opportunities include releasing the aircraft to SAS, leasing the aircraft to one or more different lessees, selling the aircraft, parting out the aircraft, or directly placing the aircraft into either passenger or cargo service. SAS currently leases sixteen of the aircraft and has returned four of the aircraft to the Air 41 Joint Venture. One of the returned aircraft is currently leased to another European operator, while the other three aircraft have not been re-leased or sold.

     Air Carrier Operations. During the fourth quarter of fiscal 2000, the Company acquired a small regional airline, North-South Airways, Inc. ("NSA"), that operated three piston light twin and two light turboprop Part 23 aircraft under an Air Carrier Certificate under Part 135 of the FAA regulations. The Company paid $125,000, plus certain contingent consideration, including assuming the debt relating to the aircraft, for the airline. The Company expanded NSA's fleet with the addition of cargo and passenger EMB-120 aircraft. NSA leases these new aircraft from the Company. During the second quarter of fiscal 2001, NSA sold additional shares of stock raising approximately $1,000,000. This sale of stock reduced the Company's ownership interest in NSA from 100% to approximately 35%. Accordingly, commencing September 1, 2000, the Company is accounting for its investment in NSA under the equity method.


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

     The Company's customers include a wide variety of domestic and international air cargo carriers, major commercial, regional and commuter passenger airlines, maintenance and repair facilities and other redistributors. Management believes that its customer relationships are important to the Company's operational success. The Company maintains an adequate level of inventory in order to service its customers in a timely manner. Management believes that availability and timely delivery of quality spare parts are the primary factors considered by customers when making a spare parts purchase decision. Cargo carriers, regional commercial airlines and commuter airlines are among the Company's principal customers. Cargo carriers are important customers because the fleets of such operators typically consist of older aircraft of the type for which the Company maintains an extensive inventory of parts and because such customers typically do not maintain extensive inventories of spare parts. Regional commercial airlines are important customers because such airlines favor narrow-body aircraft, such as MD-80 and DC-9 aircraft, for which the Company is a primary source of spare parts. The smaller commuter airlines are important customers because their fleets consist primarily of the turboprop aircraft being retired by the larger commuter airlines. The Company has acquired an extensive inventory of aftermarket parts for several popular commuter turboprop aircraft types

     In fiscal 2001, no customer accounted for more than 10% of the Company's total revenue. In fiscal 2000, one customer accounted for approximately 11% of the Company's parts sales. Excluding aircraft and engine sales, in fiscal 2000, no other customer accounted for more than 5% of the Company's total revenues. Each aircraft or engine sale is unique and the Company does not rely on previous customers for repeat business. Currently, the Company believes that it has no customer, the loss of which would have a material adverse effect on the Company's business, financial condition and results of operations. In a given period, a substantial portion of the Company's revenues may be attributable to the sale of one or more aircraft or engines. Such sales are unpredictable transactions dependent, in part, upon the Company's ability to purchase an aircraft or engine at an attractive price and resell it within a relatively brief period of time. The revenues from the sale of an aircraft or engine, the timing of inventory sales or a lease transaction during a given period may result in a customer being considered a major customer of the Company for that period. SAS was a significant customer of the Air 41 Joint Venture providing 93% and 100% of the lease revenue during fiscal 2001 and fiscal 2000, respectively.

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

COMPETITION

     The aircraft spare parts redistribution market is highly competitive. The market consists of a limited number of well-capitalized companies selling a broad range of products and numerous small competitors serving distinct market niches. Certain of these competitors have substantially greater financial, marketing and other resources than the Company. The Company believes that current industry trends will benefit larger, well-capitalized companies. The
Company believes that range and depth of inventories, quality and traceability of products, service and price are the key competitive factors in the industry. The principal companies with which the Company competes are AAR Corp., AGES, Kellstrom Industries Inc., and The Memphis Group Inc., all of which are significantly larger than the Company. Customers in need of aircraft parts have access, through on-line inventory catalogues, to a broad array of suppliers, including aircraft manufacturers, airlines and aircraft services companies, which may have the effect of increasing competition for, and lowering prices on, parts sales.

     NSA operates in highly competitive markets and competes with approximately 50 other contract cargo carriers in the United States. Accurate industry data is not available to indicate NSA's position within its marketplace, but management believes that NSA is currently one of the smaller contract carriers. NSA's competitors, however, typically utilize older generation and less efficient aircraft, and are not as well capitalized as the Company. Given the growth in the regional freight and passenger charter markets expected by management, access to capital will be critical to successfully compete in this industry.

EMPLOYEES

     As of May 31, 2001, the Company had 29 employees. The Company is not a party to any collective bargaining agreement. The Company believes its relations with its employees are good.

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

Effects of the Economy on the Operations of the Company. The Company does not expect growth in the aircraft spare parts redistribution market in the foreseeable future. The Company's customers include a wide variety of domestic and international air cargo carriers, major commercial, regional and commuter passenger airlines, maintenance and repair facilities and other redistributors. As a result, the Company's business can be impacted by the economic factors that affect the airline and air cargo industries. When such factors adversely affect the airline and air cargo industries, they tend to cause downward pressure on the pricing for aircraft spare parts and increase the credit risk associated with doing business with airlines and air cargo carriers. Additionally, factors such as the price of fuel affect the aircraft spare parts market for older aircraft, since older aircraft become less competitive with newer model aircraft as the price of fuel increases. There can be no assurance that economic and other factors which might affect the airline and air cargo industries will not have a material adverse effect on the Company's business, financial condition and results of operations.

Risks Associated with Leases. The Company currently leases five Embraer EMB-120 aircraft to aircraft operators. The Company also owns a 50% interest in a joint venture that owns 20 DC-9-41H aircraft, 17 of which are leased. All of the Company's and joint venture's leases are operating leases, as opposed to finance leases. The success of an operating lease depends in part upon having the aircraft and engines returned in marketable condition as required by the lease of such aircraft and engines. In addition, the financial return from a leased aircraft or engine depends in part on the re-lease of the aircraft and/or engines on favorable terms on a timely basis, the ability to sell the aircraft or engines at favorable prices or realize sufficient value from the disassembly for parts of the aircraft or engines at the end of the lease term. Numerous factors, many of which are beyond the control of the Company or the joint venture, may have an impact on the Company's or joint venture's ability to re-lease or sell aircraft, engines and parts. These factors include general market conditions, regulatory changes (particularly those imposing environmental, maintenance and other requirements on the operation of aircraft and engines), changes in the supply or cost of aircraft and engines and technological development. Consequently, there can be no assurance that the Company's or joint venture's estimated residual value for aircraft or engines will be realized. If the Company or the joint venture is unable to re-lease, sell its aircraft or engines on favorable terms or realize sufficient value from the disassembly for parts of the aircraft or engines on a timely basis upon expiration of the related lease, its business, financial condition and results of operations may be adversely affected. In the event that a lessee defaults in the performance of its obligations, the Company or joint venture may be unable to enforce its remedies under a lease. The Company's or joint venture's inability to collect lease payments when due or to repossess aircraft or engines in the event of a default by a lessee could have an adverse effect on the Company's or joint venture's business, financial condition and results of operations. If the Company was to acquire an aircraft or engines and such acquisitions were not financed by additional borrowing, it could result in a reduction of the Company's liquidity.

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

     Concentration on MD-80, DC-9 and turboprop Aircraft. The Company's net sales are concentrated in the aftermarket for MD-80, DC-9 and turboprop aircraft. Neither the DC-9 nor the MD-80 is still in production, as is the case for many of the turboprop aircraft for which the company sells parts.
Any decline in the use of MD-80, DC-9 or turboprop aircraft by aircraft operators, the unscheduled removal from service of large numbers of these aircraft types or the grounding of such aircraft by governmental authorities for any reason could have a material adverse effect on the Company's business, financial condition and results of operations. In the event these aircraft are removed from service, demand for the Company's MD-80, DC-9 and turboprop parts could decline and the supply of spare parts may increase, which would have a material adverse effect on the Company's business, financial condition and results of operations.

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


     Risks Associated with Acquisitions. One of the Company's strategies for growth is to pursue acquisitions of aftermarket redistributors, small aircraft leasing companies and regional air carriers. There can be no assurance that any such acquisitions will be completed on reasonable terms, if at all. Certain of the Company's competitors may also seek to acquire the same companies which the Company seeks to acquire. This may increase the price and related costs at which the Company could otherwise have acquired such companies, perhaps materially. The Company's inability to complete acquisitions on reasonable terms could limit the Company's ability to grow its business. Any opportunity to pursue strategic acquisitions is dependent upon the Company's ability to successfully access capital.

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

Risks Associated with Air Carrier Operations. NSA, an air carrier in which the Company has a significant investment, operates in an industry that typically experiences lower average margins than the Company's other operations. NSA's ability to operate profitably depends on its ability to control costs, many of which are beyond its control. Examples of costs that NSA is unable to control are fuel costs, which are affected by political and economic conditions throughout the world, and the costs of regulatory compliance. The Company believes that NSA's existing financial resources are sufficient to permit it to implement its business plan. However, if NSA requires additional capital resources to fund its operations, it may be unable to obtain them on favorable terms, if at all, or such funds could dilute the Company's interest in NSA unless the Company matches such investment. NSA's air carrier operations may also result in demands on the Company's management time and liquidity that may preclude the Company from pursuing more profitable parts sales opportunities.


ITEM  2.     PROPERTIES.
-------      ----------

     The Company's executive offices and operations are located at 1954 Airport Road, Suite 200, Atlanta, Georgia 30341, consisting of approximately 3,600 square feet of leased space pursuant to a lease expiring in May 2004. The Company leases approximately 29,500 square feet of warehouse facilities in Fort Lauderdale, Florida pursuant to a lease expiring in June 2002. All facilities are rented at competitive rates for their location and utility. The Company believes that its facilities are adequate for its needs for the foreseeable future.

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

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.
-------      -----------------------------------------------------------

None.

                                     PART II


ITEM  5.     MARKET  FOR  THE  REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
-------      -------------------------------------------------------------------
MATTERS.
-------

The Company's Common Stock, which has been publicly traded since April 2, 1990, is listed and traded on the American Stock Exchange under the symbol "YLF." The following table sets forth the high and low closing prices of the Common Stock as reported on the American Stock Exchange for each quarter in fiscal 2001 and 2000.

2001  Fiscal  Year             High             Low
------------------             ----             ---
First  Quarter          $  2.875          $    1.9375
Second  Quarter            1.875               1.00
Third  Quarter              1.30               0.75
Fourth  Quarter             1.06               0.75

2000  Fiscal  Year             High             Low
------------------             ----             ---
First  Quarter          $  4.625          $    4.25
Second  Quarter            4.4375              3.75
Third  Quarter             3.75                3.125
Fourth  Quarter            4.5                 2.625

     At August 24, 2001, there were 106 holders of record of the Company's Common Stock.

     The Company has never paid dividends on the Common Stock. The Company's secured credit facility prohibits the Company from paying dividends on the Common Stock as long as indebtedness issued pursuant to such facility remains outstanding. It is unlikely that the Company will pay dividends on the Common Stock in the foreseeable future.

ITEM  6.     SELECTED  FINANCIAL  DATA.
-------      -------------------------

     The selected consolidated financial data presented below for, and as of the end of, each of the fiscal years in the five-year period ended May 31, 2001, have been derived from the Company's audited consolidated financial statements. The consolidated financial statements of the Company as of May 31, 2000 and 2001 and for the three-year period ended May 31, 2001 and the accountant's reports thereon are included in Item 8 of this Form 10-K.



                                                                 YEAR ENDED MAY 31,
                                             -------------------------------------------------------
                                            1997        1998        1999          2000           2001
                                            ----        ----        ----          ----           ----
                                              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
OPERATING  DATA:
----------------
Net  sales                                $20,123     $25,648     $24,344     $   23,480     $   18,299
Lease  and  service  revenue                1,109       2,315       3,328          2,724          2,631
Lease revenue - related party                -           -           -              -               595
                                           --------   ---------   ---------      --------      --------
    Total  revenue                         21,232      27,963      27,672         26,204         21,525

Total  operating expenses                  17,423      23,186      24,406         24,247         20,705
Equity  in  net  earnings  of
  unconsolidated  joint  ventures             --         --         1,026          1,757          1,550
                                           --------   ---------   ---------      --------      --------
Income  from  continuing  operations        3,809       4,777       4,292          3,714          2,370

Interest  expense,  net                     1,550       1,934       1,302          1,657          1,800
                                           --------   ---------   ---------      --------      --------
Earnings  before  income  taxes
 and  extraordinary  item                   2,259       2,843       2,990          2,057            570
Provision  (benefit)  for  income  taxes      --       (2,820)      1,036            800            227

Earnings  before  extraordinary  item       2,259       5,663       1,954          1,257            343

Extraordinary  loss  on  extinguishment
  of debt                                    (531)        --          --            --             --
                                           --------   ---------   ---------      --------      --------
Net  earnings                            $  1,728    $  5,663    $  1,954       $  1,257       $    343
                                           ========   =========   =========      ========      ========

PER  SHARE  DATA:
-----------------

Earnings  per common share - basic
  before effect of extraordinary item      $ 1.37      $ 2.29    $   0.77     $    0.57     $      0.16
Extraordinary  item                         (0.32)        --          --            --              --

Net  earnings                             $  1.05      $ 2.29    $   0.77     $    0.57     $      0.16
                                          =======    =========     ========     ========         =======

Weighted average shares outstanding
  used  in basic calculation            1,646,629   2,471,025   2,550,940     2,189,539       2,168,937


Earnings per common share  -  diluted
   before effect of extraordinary item      $1.25       $2.03       $0.72     $    0.55      $     0.16
Extraordinary  item                         (0.29)       --           --            --              --
Net  earnings                               $0.96     $  2.03       $0.72     $    0.55      $     0.16
                                            =====     =======       =====     =========      ==========

Weighted  average  shares  outstanding
 used in diluted calculation            1,806,938   2,793,414   2,720,513     2,268,472       2,172,504


                                                          AT  MAY  31,
                                          1997            1998               1999           2000          2001
                                      -----------       ---------         ----------      ---------     ---------
                                                                     (IN  THOUSANDS)
BALANCE  SHEET  DATA:
---------------------
Working  capital                       $  9,141       $   10,228        $    11,524      $   13,444     $  11,328
Total  assets                            21,287           23,636             23,976          35,183        35,805
Total  debt                              13,749            9,648              9,594          20,094        20,392
Stockholders'  equity                     4,660           10,808             11,263          12,468        12,662


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
------   -----------------------------------------------------------------------
OF  OPERATIONS.
--------------

OVERVIEW

     The Company is primarily engaged in the sale of aircraft, aircraft parts, leasing of aircraft and engines and related services. In addition, with the minority interest in NSA, the Company is engaged in the operation of a small regional airline. The Company's total revenue includes net parts sales revenue and lease and service revenue. Net sales revenue includes revenue from individual parts sales and revenue from aircraft and engine sales. Aircraft and engine sales are unpredictable transactions, dependent, in part, upon the Company's ability to purchase an aircraft or engine and resell it within a relatively brief period of time. In a given period, a substantial portion of the Company's revenue may be attributable to the sale of aircraft or engines. Cost of sales consists primarily of inventory, aircraft and engine costs and shipping charges. The cost of the inventory is determined on a specific identification basis and inventory is stated at the lower of cost or market. The Company's operating results are affected by many factors, including the timing of orders from large customers, the timing of aircraft and engine sales, the timing of expenditures to purchase parts inventory, aircraft and engines and the mix of parts contained in the Company's inventory. The Company does not obtain long-term purchase orders or commitments from its customers.

     Revenue from the sale of parts is recognized when products are shipped to the customer. Revenue from aircraft and engine sales is recognized when the Company has received consideration for the sale price, the risk of ownership has passed to the buyer, and collectibility is reasonably assured. Lease and service revenue are recognized on an accrual basis, unless collectibility is uncertain.

RESULTS  OF  OPERATIONS

FISCAL  2001  COMPARED  WITH  FISCAL  2000

     Net sales decreased by 22.1% from $23.5 million in fiscal 2000 to $18.3 million in fiscal 2001. This decrease was primarily due to a decrease in parts sales and aircraft sales, which was partially offset by an increase in engine sales. The decline in parts sales is attributable to the weaker economy, pricing pressure from our competition, a higher percentage of turboprop part sales compared to jet part sales and a higher percentage of expendable part sales compared to rotable part sales. Turboprop parts on average tend to have lower selling prices than equivalent jet parts, while expendable parts also tend to sell for less than rotable parts. During fiscal 2001, the Company sold eleven engines and no aircraft as compared to fiscal 2000, during which the Company sold nine engines and three aircraft. Lease and service revenue increased 18.5% from $2.7 million in fiscal 2000 to $3.2 million in fiscal 2001, due primarily to more assets being on lease during fiscal 2001. Due primarily to the decrease in parts sales and aircraft sales, partially offset by the increase in engine sales and lease and service revenue, total revenue for fiscal 2001 decreased 17.9% to $21.5 million from $26.2 million for fiscal 2000.

     Cost of sales decreased 19.0% from $17.4 million in fiscal 2000 to $14.1 million in fiscal 2001. Cost of sales as a percentage of total revenue decreased from 66.2% in fiscal 2000 to 65.6% in fiscal 2001. The slight decrease in the cost of sales as a percentage of total revenue in fiscal 2001 compared to fiscal 2000 was due primarily to a higher percentage of total revenue being provided by lease and service revenue which traditionally carries a much lower cost of sales. The cost of sales on part sales increased from fiscal 2000 to fiscal 2001. As the Company enters into more consignment agreements and sells more parts on consignment, the Company anticipates that it will incur higher cost of sales as a percentage of revenues. These higher cost of sales should be partially offset by lower inventory costs, including interest.

     Selling, general and administrative expenses decreased 3.5% from $5.8 million in fiscal 2000 to $5.6 million in fiscal 2001. This decrease was due primarily to lower commissions due to lower parts sales and lower professional fees, partially offset by higher health care and insurance costs and an increase in the Company's provision for doubtful accounts in fiscal 2001.

     Depreciation was $1,092,000 in fiscal 2000 compared to $1,028,000 in fiscal 2001. The net decrease from fiscal 2000 to fiscal 2001 was due primarily to a change in the leasing portfolio from engines to aircraft, as the Company depreciates aircraft over a longer period of time than engines.

     Equity in Net Earnings of Unconsolidated Joint Venture decreased 11.8% from $1,757,000 for fiscal 2000 compared to $1,550,000 during fiscal 2001. This decrease is primarily due to the losses from NSA, whose earnings are reflected under the equity method of accounting.

     Interest expense increased 17.2% from $1,708,000 in fiscal 2000 to $2,002,000 in fiscal 2001. The increase in interest expense resulted from a higher outstanding average balance as the Company, among other things, financed the purchase of aircraft held for lease, and, while rates have been decreasing, an average higher interest rate during fiscal 2001. Interest and other income for fiscal 2001 was $202,000 compared to other income of $51,000 in fiscal 2000.

     The Company's income tax expense in fiscal 2001 was $227,000 compared to $800,000 in fiscal 2000. Net earnings for fiscal 2001 were $343,000, or $0.16 per share - basic and $0.16 per share - diluted, compared to net earnings for fiscal 2000 of $1,257,000, or $0.57 per share - basic and $0.55 per share - diluted.

     In the third quarter of fiscal 1999, the Company began acquiring shares of its common stock in connection with a stock repurchase program announced in December 1998. During fiscal 2000, the Company repurchased 4,200 shares of its common stock at an average price of $4.39. During fiscal 2001, the Company repurchased 168,700 shares of its common stock at an average price of $0.875.

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

LIQUIDITY  AND  CAPITAL  RESOURCES

     The Credit Agreement originally entered into by the Company in October of 1996 provided for a $3 million term loan and up to an $11 million revolving credit. The Credit Agreement has been amended eleven times to create several new term loan facilities and to increase the revolving credit to $14 million (collectively referred to as the "Credit Facility"). In the most recent amendment, the maturity of the revolving credit facility and the term loan were extended to December 2005, as well as providing an increase in availability as a result of the new term loan. The interest rate that the Company is assessed is subject to fluctuation and may change based upon certain financial covenants. As of May 31, 2001, the interest rate under the Credit Facility was the lender's base rate minus 0.25% (6.75%). The Credit Facility is secured by substantially all of the assets of the Company and availability of amounts for borrowing is subject to certain limitations and restrictions. Such limitations and restrictions are discussed in the Company's Proxy Statement/Prospectus filed with the Securities and Exchange Commission on August 29, 1996 and in the Amendments to the Credit Facility filed on various dates as listed below in Item
6.  Exhibits  and  Reports  on  Form  8-K.

     Net cash (used in) provided by operating activities for the fiscal years ended May 31, 2000 and 2001 amounted to ($971,000) and $3,115,000, respectively. The change from net cash used in operating activities for fiscal 2000 to net cash provided by operating activities for fiscal 2001 was due primarily to large expenditures for aircraft held in inventory during fiscal 2000.

     Net cash used in investing activities for fiscal 2000 and 2001 amounted to $8,685,000 and $3,745,000 respectively. For fiscal 2001, the primary use of funds for investing activities was capital expenditures for aircraft and engines of $6,088,000, partially offset by the sale of engines held for lease of $2,083,000. For fiscal 2000, the primary use of funds was the purchase of aircraft held for lease.

     Net cash (used in) provided by financing activities for fiscal 2000 and 2001 amounted to $9,484,000 and ($20,000), respectively. For fiscal 2001, the Company refinanced its term loan and revolver Credit Facility. The primary use of cash in financing activities was the purchase of treasury stock for $149,000 and the payment of deferred debt costs of $168,000. For fiscal 2000, net of payments, the Company borrowed an additional $9.5 million under the Credit Facility.

     At May 31, 2001, the Company was permitted to borrow up to an additional $4.0 million pursuant to the Credit Facility, $2.8 million of which is only available for the purchase of inventory. The Company believes that its working capital and amounts available under the Credit Facility will be sufficient to meet the requirements of the Company for the foreseeable future.

     In fiscal 2001, NSA, a regional carrier in which the Company has an equity investment, incurred significant losses. Should these losses continue, NSA may require additional capital to fund its operations, which could dilute the company's ownership unless the Company invests additional funds.

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

RECENT  ACCOUNTING  PRONOUNCEMENT

     In June 2001, the Financial Accounting Standards Board approved the issuance of SFAS No. 141, "Business Combinations" and SFAS 142, "Goodwill and Other Intangible Assets." The new standards require that all business combinations initiated after June 30, 2001 must be accounted for under the purchase method. In addition, all intangible assets acquired that are obtained through contractual or legal right, or are capable of being separately sold, transferred, licensed, rented or exchanged shall be recognized as an asset apart from goodwill. Goodwill and intangibles with indefinite lives will no longer be subject to amortization, but will be subject to an annual assessment for impairment by applying a fair value based test. As the Company has no goodwill or other intangibles generated as a result of a business combination, the adoption of these Standards is not expected to have an impact on the Company's operations.

ITEM  7A.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK
--------   ----------------------------------------------------------------

     The Company's major market risk exposure is to changing interest rates. The Company's policy is to manage interest rate risk through the use of floating rate debt instruments. The Company has loans under a Credit Facility totaling approximately $20.4 million at May 31, 2001. The interest rate on the Credit Facility, which fluctuates based on certain financial ratios of the Company, was the lender's prime rate less .25% at May 31, 2001 (6.75%). An immediate increase of 10% in interest rates would increase the Company's annual interest expense by approximately $138,000.

ITEM  8.     FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA
-------      -----------------------------------------------

     Information with respect to this Item is contained in the Company's consolidated financial statements and financial statement schedules indicated in the Index on Page F-1 of this Annual Report on Form 10-K and is incorporated herein by reference.
    The financial statements of Air 41 LLC a Delaware limited liability company, in which the company owns an equity interest, are filed beginning on Page FA-1 of this Annual Report on Form 10-K pursuant to Regulation S-X, rule 3-09. Such financial statements are incorporated by Reference into this item.

ITEM  9.     CHANGES  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
-------      -------------------------------------------------------------------
FINANCIAL  DISCLOSURE.
------ --------------

None.

                              PART III


ITEM  10.  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT.
--------   --------------------------------------------------------

     The information contained under the heading "Information as to Directors and Executive Officers" in the Company's definitive proxy statement for its 2001 Annual Meeting of stockholders (the "2001 Proxy Statement") is incorporated by reference herein.

ITEM  11.  EXECUTIVE  COMPENSATION.
--------   -----------------------

     The information contained under the heading "Executive Compensation" in the 2001 Proxy Statement is incorporated herein by reference.

ITEM  12.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND MANAGEMENT.
--------   --------------------------------------------------------------------

     The information contained under the headings "Directors and Executive Officers" and "Principal Stockholders" in the 2001 Proxy Statement is incorporated herein by reference.

ITEM  13.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.
--------   --------------------------------------------------

     The  information  contained  under  the  heading  "Executive
Compensation--Certain Transactions" in the 2001 Proxy Statement is incorporated by reference.

                                     PART IV

ITEM  14.  EXHIBITS,  FINANCIAL  STATEMENT SCHEDULES AND REPORTS ON FORM 8-KITEM
--------   ---------------------------------------------------------------------

14.  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES  AND  REPORTS  ON  FORM  8-K.
--   -----------------------------------------------------------------------

(a)  Financial Statements  of the Registrant      Page  or  Method  of  Filing
--------------------------------------------     ----------------------------

  (1)  Index to Consolidated Financial  Statements                  F-1

  (2)  Report  of  Grant  Thornton  LLP                             F-2

  (3)  Consolidated  Financial  Statements  and  Notes
       to  Consolidated Financial Statements  of  the
       Company, including Consolidated Balance Sheets as
       of May 31, 2001 and 2000 and related Consolidated
       Statements of Earnings, Consolidated Cash Flows
       and Consolidated  Stockholders'  Equity for each of
       the years in the three-year period ended May 31, 2001        F-3


(b)  Financial  Statements of AIR41 LLC            Page  or  Method  of  Filing
---------------------------------------            ----------------------------

  (1)  Index to Consolidated Financial  Statements                  FA-1

  (2)  Report  of  Grant  Thornton  LLP                             FA-2

  (3)  Financial  Statements  and  Notes
       to Financial Statements  of  the
       Company, including Consolidated Balance Sheets as
       of May 31, 2001 and 2000 and related Consolidated
       Statements of Earnings, Consolidated Cash Flows
       and Consolidated  Stockholders'  Equity for each of
       the years in the three-year period ended May 31, 2001        FA-3


(c)  Financial Statements Schedules               Page  or  Method  of  Filing
     -------------------------------------        ----------------------------

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

 3.2     Restated  and                Incorporated by reference to Exhibit 3.2 to the 1996
         Amended                      Form 10-K.
         Bylaws of the
         Registrant.

 4.1     Specimen                     Incorporated by reference to Exhibit 4.1 to the 1996
         Common  Stock                Form 10-K.
         Certificate.

 10.1.1  Second Amended and           Filed herewith
         Restated Employment
         Agreement dated July, 25
         2001 between the Registrant
         and Alexius A. Dyer III.

 10.2.1  Amended and                  Filed herewith
         Restated Employment
         Agreement dated July, 25
         2001 between the Registrant
         and George Murnane III.

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

 10.18   Securities Purchase           Incorporated by reference to Exhibit 10.18 to the
         Agreement, dated September,   Company's Quarterly report ending November 30, 2000.
         18, 2000, among Diamond
         Aviation, Inc., the Registrant
         And the purchasers named therein.

 10.19   Stockholders Agreement, dated Incorporated by reference to Exhibit 10.18 to the
         September 18, 2000, among     Company's Quarterly report ending November 30, 2000.
         Diamond Aviation, Inc., and
         The stockholders therof.

 23      Consent of Auditors                    Filed herewith.



          (b)     Reports  on  Form  8-K
                  ----------------------


     The Company did not file a Current Report on Form 8-K during the last quarter of the fiscal year covered by this Annual Report.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized this 28th day of August, 2001.


     International Airline Support Group, Inc., a Delaware corporation

By:        /s/  A.A.  Dyer  III
   ----------------------------
      Alexius  A.  Dyer  III
     Chairman  of  the  Board,  Chief  Executive  Officer
     and  President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


SIGNATURE                       TITLE                             DATE
---------                       -----                             ----

  /s/  A.A.  Dyer  III  Chairman  of  the  Board, Chief Executive Officer and
----------------------
                        President  and  Director
Alexius  A.  Dyer  III  (Principal  Executive  Officer)        August  28,  2001
----------------------   -------------------------------       -----------------

  /s/  George  Murnane  III
---------------------------
George  Murnane  III     Executive  Vice  President, Chief Operating Officer and
--------------------     -------------------------------------------------------
                         Director                              August  28,  2001
                         --------                              -----------------

  /s/  James  M.  Isaacson     Chief  Financial  Officer,  Treasurer
--------------------------
James  M. Isaacson     and Secretary  (Principal Financial Officer and Principal
                       ---------------------------------------------------------
                       Accounting  Officer)                    August  28,  2001
                       --------------------                    -----------------

  /s/  F.  Dixon  McElwee,  Jr.
-------------------------------
F.  Dixon  McElwee,  Jr.     Director                          August  28,  2001
------------------------     --------                          -----------------

  /s/  Ronald  R.  Fogleman
---------------------------
Ronald  R.  Fogleman         Director                          August  28,  2001
--------------------         --------                          -----------------


  /s/  E.  James  Mueller
-------------------------
E.  James  Mueller            Director                         August  28,  2001
--------------------         --------                          -----------------


     FINANCIAL  STATEMENTS  AND  REPORT
     OF  INDEPENDENT  CERTIFIED
     PUBLIC  ACCOUNTANTS

     INTERNATIONAL  AIRLINE  SUPPORT
     GROUP,  INC.  AND  SUBSIDIARIES

     MAY  31,  2001,  2000  AND  1999

                         REPORT OF INDEPENDENT CERTIFIED
                               PUBLIC ACCOUNTANTS


Board  of  Directors  and  Stockholders
International  Airline  Support  Group,  Inc.

We have audited the accompanying consolidated balance sheets of International Airline Support Group, Inc. and Subsidiaries as of May 31, 2001 and 2000, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the three years ended May 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of International Airline Support Group, Inc. and Subsidiary as of May 31, 2001 and 2000 and the consolidated results of its operations and its consolidated cash flows for each of the three years ended May 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

We have also audited Schedule II of International Airline Support Group, Inc. and Subsidiaries for each of the three years ended May 31, 2001. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.



/s/  Grant  Thornton  LLP

Miami,  Florida
August  2,  2001

The  accompanying  notes  are  an  integral  part  of  these  statements.

           INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                      May  31,
                                            ---------------------------
                                              2001                 2000
                                        -----------          -----------
Current  assets
     Cash  and  cash  equivalents     $     70,290        $     721,111
     Accounts  receivable,  net  of
      allowance  for  doubtful
      accounts of  $301,424  in  2001
      and  $172,722  in  2000            2,558,176            2,647,215
     Inventories, including aircraft
     and  engines available for sale    12,471,871           12,807,512
     Deferred  tax  benefit              1,088,953            1,053,888
     Other  current  assets                198,449              583,626
     Current  portion  of  note
      receivable  -  related  party         78,454                 -
                                         ---------            ---------
               Total current assets     16,466,193           17,813,352

Property  and  equipment
     Aircraft  in  operations                -                1,114,919
     Aircraft and engines held for
      lease                             13,973,285           12,832,298
     Leasehold  improvements               166,991              176,594
     Machinery  and  equipment           1,089,341            1,074,576
                                         ---------            ---------
                                        15,229,617           15,198,387
     Less  accumulated  depreciation     2,643,867            2,263,110
                                         ---------            ---------

       Property and equipment, net      12,585,750           12,935,277
                                         ---------            ---------

Other  assets
     Investment  in  joint  ventures     5,559,057            3,860,136
     Notes receivable - related party      725,714                -
     Deferred  debt  costs,  net           232,373              228,066
     Deferred  tax  benefit                 83,745              345,883
     Deposits  and  other  assets          152,440                 -
                                           -------            ---------
                                         6,753,329            4,434,085
                                         ---------            ---------

                                  $     35,805,272     $     35,182,714
                                  =     ==========     =     ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current  liabilities
     Current  maturities  of
      long-term  obligations      $      2,387,642       $    1,748,642
     Accounts  payable                   1,965,179            1,359,998
     Accrued  liabilities                  785,867            1,261,147
                                           -------            ---------
        Total  current  liabilities      5,138,688            4,369,787

Long-term obligations, less current
   maturities                           18,004,574           18,345,079

Commitments  and  contingencies             -                    -

Stockholders'  equity
    Preferred  stock  -  $.001  par
     value;  authorized  2,000,000
     shares; no  shares  outstanding
     in  2001 and 2000, respectively        -                    -
    Common  stock  -  $.001  par  value;
     authorized  20,000,000  shares;
     issued  and  outstanding  2,661,723
     and 2,661,723 shares  in  2001
     and  2000,  respectively                2,661                2,661
     Additional  paid-in  capital       13,902,909           13,902,909
     Retained  earnings                    871,230              527,769
     Common  stock  in  treasury,  at
      cost - 640,225 and 471,525 shares
      in 2001 and 2000, respectively    (2,114,790)          (1,965,491)
                                        ----------           ----------
        Total  stockholders'  equity    12,662,010           12,467,848

                                 $      35,805,272     $     35,182,714
                                 =      ==========     =     ==========

The accompanying notes are an integral part of these statements.

           INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS


                                                                         Years  Ended  May  31,
                                                          ---------------------------------------------
                                                          2001                2000                1999
                                                      -----------          ----------          ----------
Revenues
     Net  sales                                  $     18,299,222    $     23,479,801     $    24,344,083
     Lease  and  service  revenue                       2,630,435           2,724,365           3,327,859
     Lease  revenue  -  related  party                    595,000               -                  -
                                                      -----------          -----------         ----------
                    Total  revenues                    21,524,657          26,204,166          27,671,942

Cost  of  sales                                        14,110,335          17,350,142          18,196,982
Selling,  general  and  administrative  expenses        5,566,428           5,805,426           5,062,525
Depreciation  -  property  and  equipment                  93,898              61,629              38,567
Depreciation  -  aircraft  and  engines  held
   for  lease                                             934,241           1,030,187           1,108,345
                                                      -----------          -----------         ----------
                    Total  costs                       20,704,902          24,247,384          24,406,419

Equity  in  net  earnings  of  unconsolidated
  joint  ventures                                       1,550,496           1,757,114           1,026,359
                                                        ---------           ---------           ---------

                    Income from operations              2,370,251           3,713,896           4,291,882

Interest  expense                                       2,001,886           1,707,998           1,314,503
Interest and other income                                (202,169)            (51,185)            (13,082)
                                                         --------             -------             -------

                    Earnings  before  income  taxes       570,534           2,057,083           2,990,461

Provision  for income taxes                               227,073             800,490           1,036,145
                                                          -------             -------           ---------

                    Net  earnings                   $     343,461     $     1,256,593     $     1,954,316
                                                        =========          ==========         ===========
Per  share  data:
     Earnings per common share - basic              $         .16     $           .57     $           .77

     Weighted  average  shares  outstanding
      used  in  basic calculation                       2,168,937           2,189,539           2,550,940
                                                        =========           =========           =========

     Earnings  per  common  share  -  diluted       $         .16     $          .55     $            .72

     Weighted  average  shares  outstanding
      used  in  diluted calculation                     2,172,504          2,268,472            2,720,513
                                                        =========          =========            =========


The accompanying notes are an integral part of these statements

           INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                                                                     Unrealized           Retained       Common
                      Common  Stock                  Additional       Loss  on           Earnings       Stock in
                       Number  of         Par          Paid-In         Equity          (Accumulated     Treasury,
                         Shares          Value         Capital        Security            Deficit)      at  Cost        Total
                         ------     --------------  -------------   ------------       ------------    ---------    -----------

Balance  at  June  1,
  1998                  2,562,667   $     2,562  $   13,511,610     $  (22,545)     $   (2,683,140)    $     -     $ 10,808,487

Exercise  of  stock
  options                  93,056            93         288,394           -                  -               -          288,487

Tax benefit from exercise
  of  stock options          -                -         136,085           -                  -               -          136,085

Repurchase  of  common
  stock                      -                -           -               -                  -        (1,946,780)    (1,946,780)

Sale  of  equity  security   -                -           -             22,545               -            -              22,545

Net  earnings                -                -           -               -             1,954,316         -           1,954,316
                         ---------     --------------  -----------   ------------     ------------    ---------     -----------

Balance  at  May  31,
  1999                   2,655,723          2,655     13,936,089          -              (728,824)    (1,946,780)    11,263,140

Exercise  of  stock
  options                    6,000              6         19,557          -                  -             -             19,563

Repurchase  of  stock
  options                     -                 -        (52,737)         -                  -             -            (52,737)

Repurchase  of  common
  stock                       -                 -           -             -                  -          (18,711)        (18,711)

Net  earnings                 -                 -           -             -              1,256,593         -          1,256,593
                         ---------     --------------  -----------   ------------     ------------    ---------     -----------

Balance  at  May  31,
  2000                   2,661,723           2,661    13,902,909          -                527,769   (1,965,491)     12,467,848

Repurchase  of  common
  stock                       -                 -          -              -                   -        (149,299)       (149,299)

Net  earnings                 -                 -          -              -                343,461         -            343,461
                         ---------     --------------  -----------   ------------     ------------    ---------     -----------

Balance  at  May  31,
  2001                   2,661,723     $     2,661  $ 13,902,909     $    -           $    871,230  $ (2,114,790)  $ 12,662,010
                         =========     ===========    ==========     ============     ============   ============   ===========

The  accompanying  notes  are  an  integral  part  of  this  statement.

           INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                       Years  Ended  May  31,
                                                                         --------------------------------------------
                                                                         2001                 2000                 1999
                                                                      -----------          -----------          -----------
Cash  flows  from  operating  activities:
     Net  earnings                                                  $     343,461     $     1,256,593     $     1,954,316
     Adjustments  to  reconcile  net  earnings  to  net  cash
       provided  by  (used  in)  operating  activities,  net  of
       effects  of  deconsolidation  of  North-South:
          Depreciation  and  amortization                               1,193,024          1,423,653            1,299,728
          Gain on sale of aircraft and engines held for lease            (254,443)          (108,611)            (865,276)
          Unrealized  loss  on  equity  securities                           -                  -                  22,545
          Equity  in  net  earnings  of  joint  ventures               (1,550,496)        (1,757,114)          (1,026,359)
          Stock  option  tax  benefits                                      -                 -                   136,085
          Decrease  in  deferred  tax  benefit                            227,073            800,490              762,669
          Provision  for  bad  debt                                       202,169            172,893                 -
          Provision  for slow moving inventory                            143,290            107,518              376,000
          Changes  in  assets  and  liabilities:
               Accounts  receivable                                      (356,350)           (81,396)          (1,632,740)
               Inventories                                              2,658,029         (1,783,971)             237,865
               Other  current  assets                                     372,427           (449,352)              60,324
               Other  assets                                             (152,440)            66,155               68,378
               Accounts  payable  and  accrued  liabilities               289,379           (617,418)             (60,778)
                                                                        ---------           ---------          ----------
                   Net cash provided by (used in) operating activities  3,115,123           (970,560)           1,332,757

Cash  flows  from  investing  activities:
     Distributions  received  from  joint  ventures                       334,000            360,000              240,000
     Cash  acquired  in  acquisition                                         -                 4,754                 -
     Cash  relinquished  upon  deconsolidation  of North-South            (18,922)              -                    -
     Capital  expenditures, including aircraft and engines held
       for  lease                                                      (6,087,766)       (10,011,392)          (3,786,356)
     Sale  of  investments                                                  -                  -                   92,194
     Investment  in  joint  ventures                                     (203,095)           (89,450)          (1,587,213)
     Proceeds  from  sale  of  aircraft and engines held for lease      2,083,000          1,176,000            5,875,000
     Purchase stock of Diamond Aviation                                     -               (125,000)               -
     Payments  received  on  notes  receivable                            146,835               -                   -
                                                                        ---------           ---------          ----------
          Net cash (used in) provided by investing activities          (3,745,948)        (8,685,088)             833,625

Cash  flows  from  financing  activities:
     Net  (payments)  borrowings  under  revolving  line  of  credit   (3,056,764)         3,866,961            2,047,754
     Borrowings  under  term  loans                                     6,151,172          7,300,000            2,576,000
     Payments  under  term  loans                                      (2,795,913)        (1,630,600)          (4,677,963)
     Purchase  of  treasury  stock                                       (149,299)           (18,711)          (1,946,780)
     Repurchase  of  stock  options                                          -               (52,737)               -
     Proceeds  from  the  exercise  of  stock options                        -                19,563              288,487
     Payment  of  deferred  debt  costs                                  (169,192)              -                    -
                                                                        ---------           ---------          ----------
          Net cash (used  in) provided by financing activities            (19,996)          9,484,476          (1,712,502)
                                                                          -------           ---------          ----------
Net  (decrease)  increase  in  cash  and  cash  equivalents              (650,821)          (171,172)             453,880

Cash and cash equivalents at beginning of year                            721,111            892,283              438,403
                                                                        ---------           ---------          ----------
Cash  and  cash  equivalents  at  end of year                        $     70,290      $     721,111        $     892,283
                                                                     =  =========      =   =========        =   =========
Supplemental  disclosures  of  cash  flow  information
     Cash  paid  during  the  year  for:
           Interest                                                  $  1,791,728      $   1,501,503        $   1,161,687
                                                                     =  =========      =   =========        =   =========
          Income  taxes                                              $     -           $      20,000        $      58,298
                                                                     =  =========      =   =========        =   =========
                                                                     (continued)


           INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES

Non-cash  investing  and  financing  activities:

     In April 2000, the Company purchased all of the outstanding stock of North-South Airways, Inc. (North-South), formerly Diamond Aviation, for approximately $125,000 in cash and approximately $880,000 in assumed debt. In conjunction with this acquisition, the Company recorded the following assets and liabilities:

          Cash                                            $      4,754
          Accounts  receivable                            $     73,788
          Aircraft  in  operations                        $  1,114,919
          Accounts  payable  and  accrued expenses        $   (114,758)
          Debt                                            $ (1,078,703)


     In September 2000, North-South sold additional shares of stock raising approximately $1,000,000. This sale of stock reduced the Company's ownership interest commencing September 1, 2000 in North-South from 100% to approximately 35%. Accordingly, commencing September 1, 2000, the Company is accounting for its investment in North-South under the equity method.
As of May 31, 2001, the Company had notes receivable in the principal amount of $804,168 relating to loans provided to North-South, which are secured by certain aircraft operated by the airline. In the prior fiscal year, these notes receivable were eliminated in consolidation.

     In fiscal 2001, the Company reclassified certain aircraft held for lease to aircraft available for sale with a net book value of $2,465,678.


The  accompanying  notes  are  an  integral  part  of  these  statements.

           INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                           MAY 31, 2001, 2000 AND 1999


NOTE  A  -  DESCRIPTION  OF  COMPANY  BUSINESS  AND  SUMMARY  OF  SIGNIFICANT
     ACCOUNTING  POLICIES

     International Airline Support Group, Inc. and Subsidiaries (the "Company") is primarily engaged in the sale of aircraft, engines, aircraft parts, leasing of aircraft and engines and related services. Since its inception in 1982, the Company has become a primary source of replacement parts for widely operated aircraft models such as the McDonnell Douglas MD-80 and DC-9, and Embraer EMB-120.

     a)     Basis  of  Presentation
            -----------------------

          The consolidated statements include the accounts of International Airline Support Group and its wholly-owned subsidiaries. The related entities are collectively referred to as the ("Company"). All material intercompany transactions and balances have been eliminated in the consolidation. In September 2000, North-South Airways (North-South) sold additional shares of stock raising approximately $1,000,000. This sale of stock reduced the Company's ownership interest in North-South from 100% to approximately 35%. Accordingly, commencing September 1, 2000, the Company is accounting for its investment in North-South under the equity method.

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

     d)     Property  and  Equipment
            ------------------------

          Property and equipment are stated at cost, less accumulated depreciation. Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets, less their estimated salvage values, to operations over their estimated life utilizing straight-line and accelerated methods. The estimated lives of the depreciable assets range from 3 to 12 years. Overhaul costs on aircraft held for lease are capitalized and depreciated over the estimated service life of the overhaul. For income tax purposes, accelerated methods of depreciation are generally used. Deferred income taxes are provided for the difference between depreciation expense for tax and financial reporting purposes. The Company does not provide for depreciation expense on aircraft and engines classified as available for sale.

     e)     Deferred  Debt  Costs
            ---------------------

          The deferred debt costs relate to the costs associated with obtaining the Senior Secured Revolving Credit Loan Facility and the Senior Secured Term Loans. These costs are being amortized using the interest method over the life of the respective debt issue. Accumulated amortization at May 31, 2001 and 2000, was $688,968 and $524,083, respectively.


                                                                     (continued)

NOTE  A  -  DESCRIPTION  OF  COMPANY  BUSINESS  AND  SUMMARY  OF  SIGNIFICANT
     ACCOUNTING  POLICIES  -  Continued

     f)     Earnings  Per  Share
            --------------------

          Basic net earnings per share equals net earnings divided by the weighted average shares outstanding during the year. The computation of diluted net earnings per share includes dilutive common stock equivalents in the weighted average shares outstanding. The reconciliation between the computations is as follows:

                              Basic               Basic              Diluted          Diluted
           Net  Earnings      Shares               EPS               Shares            EPS
          --------------      ----------       ---------            ---------       -----------
2001     $     343,461          2,168,937     $     .16             2,172,504       $     .16
2000     $   1,256,593          2,189,539     $     .57             2,268,472       $     .55
1999     $   1,954,316          2,550,940     $     .77             2,720,513       $     .72


          Included in diluted shares are common stock equivalents relating to options of 3,567, 78,933, and 169,573 for 2001, 2000 and 1999, respectively.
Stock options to purchase 529,947 shares of the Company's common stock at prices ranging from $2.75 to $3.31 , which were outstanding during fiscal 2001, were not included in the computation of diluted EPS because the options' exercise prices were greater than the annual average market price of the Company's common stock and thus their inclusion would be anti-dilutive.

     g)     Revenue  Recognition
            --------------------

          Revenue from the sale of parts is recognized when products are shipped to the customer. Net sales is comprised of gross sales less provisions for estimated customer returns and discounts. Revenue from aircraft and engine sales is recognized when the Company has received consideration for the sales price, the risk of ownership has passed to the buyer, and collectibility is reasonably assured. Lease and service revenue are recognized on an accrual basis, unless collectibility is uncertain.

          Included in net sales is revenue from exchange transactions. This revenue is generated from fees paid by the company's customers for the exchange of parts, and is recognized when the Company has fulfilled all of its obligations under the exchange agreement.

     h)     Employee  Benefit  Plan
            -----------------------

          In fiscal 1992, the Company established a contributory 401(K) plan. The plan is a defined contribution plan covering all eligible employees of the Company, to which the Company makes certain discretionary matching contributions based upon the level of its employees' contributions. The amount charged to earnings in fiscal 2001, 2000 and 1999 was insignificant. The Company does not provide any health or other benefits to retirees.

     i)     Fair  Value  of  Financial  Instruments
            ---------------------------------------

          The carrying value of cash and cash equivalents, trade receivables, and accounts payable approximate fair value due to the short-term maturities of these instruments. The carrying value of the debt under the Senior Facility approximates fair value as it is floating rate debt. The carrying value of the notes receivable - related party approximates fair value as the interest rates on the notes approximate the current market rates.

                                                                     (continued)

NOTE  A  -  DESCRIPTION  OF  COMPANY  BUSINESS  AND  SUMMARY  OF  SIGNIFICANT
     ACCOUNTING  POLICIES  -  Continued

     j)     Income  Taxes
            -------------

          Income taxes are provided based on earnings reported for tax return purposes in addition to a provision for deferred income taxes. Deferred income taxes are provided in order to reflect the tax consequences in future years of differences between the financial statement and tax basis of assets and liabilities at each year end. The Company provides a valuation allowance against its deferred tax assets when it believes that it is more likely than not that the asset will not be realized.

     k)     Management  Estimates
            ---------------------

          The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting periods. Actual results could differ from those estimates.

     l)     New  Accounting  Pronouncement
            ------------------------------

          In June 2001, the Financial Accounting Standards Board approved the issuance of SFAS No. 141, "Business Combinations" and SFAS 142, "Goodwill and Other Intangible Assets." The new standards require that all business combinations initiated after June 30, 2001 must be accounted for under the purchase method. In addition, all intangible assets acquired that are obtained through contractual or legal right, or are capable of being separately sold, transferred, licensed, rented or exchanged shall be recognized as an asset apart from goodwill. Goodwill and intangibles with indefinite lives will no longer be subject to amortization, but will be subject to an annual assessment for impairment by applying a fair value based test. As the Company has no goodwill or other intangibles generated as a result of a business combination, the adoption of these Standards is not expected to have an impact on the Company's operations.

     m)     Business  Segment  and  Geographic  Area  Information
            -----------------------------------------------------

          The Company sells aircraft and aircraft parts, and leases aircraft to foreign and domestic customers. Most of the Company's sales take place on an unsecured basis, and a majority of the sales are to aircraft operators. The Company's revenues are derived primarily from customers located in the United States and all of the Company's long-lived assets are located in the United States. One customer accounted for 12% of the Company's sales in fiscal 2000 and another customer accounted for 11% of the Company's sales in fiscal 2000. No customers accounted for more than 10% of the Company's sales in fiscal 2001 or fiscal 1999.

     n)     Accounting  for  Stock  Based  Compensation
            -------------------------------------------

          The Company accounts for stock options issued to non-employees, under SFAS 123, "Accounting for Stock Based Compensation." The exercise price of all options granted by the Company equals the market price at the date of grant. The Company's employee stock option plan is accounted for using the intrinsic value method under APB 25. The Company provides disclosure of certain pro forma information as if the fair value-based method had been applied in measuring compensation expense (see Note H).

o)     Reclassifications
       -----------------

Certain prior period amounts have been reclassified to conform with the current year presentation.

NOTE  B  -  INVESTMENT  IN  NORTH-SOUTH  AIRWAYS

     In April 2000, the Company purchased all of the outstanding stock of North-South Airways, Inc. (North-South), formerly Diamond Aviation, a small regional airline located in Statesboro, Georgia that operates under an Air Carrier Certificate under Part 135 of the regulations of the Federal Aviation Administration. The Company purchased North-South for approximately $125,000 in cash and approximately $880,000 in assumed debt. The acquisition has been accounted for as a purchase and accordingly, the assets and liabilities have been recorded at their estimated fair values at the date of acquisition. No goodwill was recorded as a result of this acquisition. The results of operations of North-South are included in the accompanying consolidated statement of earnings as of the date of the acquisition. In September 2000, North-South sold additional shares of stock raising approximately $1,000,000. This sale of stock reduced the Company's ownership interest in North-South from 100% to approximately 35%. Accordingly, commencing September 2000, the Company is accounting for its investment in North-South under the equity method, and the accounts of North-South are not included in the consolidated statements as of May 31, 2001.

NOTE  C  -  INVESTMENT  IN  JOINT  VENTURES

     AIR41  Joint  Venture
     ---------------------

     On September 16, 1998, the Company entered into a joint venture (the "AIR41 Joint Venture") for the acquisition of 20 DC-9-41H aircraft from Scandinavian Airlines System ("SAS"). The aircraft were leased back to SAS and the leases had an average term of 39 months. The Company's original investment in the AIR41 Joint Venture was $1.4 million, which represents a 50% ownership interest. The Company's AIR41 Joint Venture partner is AirCorp, Inc., a privately held company. The aircraft purchases were financed through the joint venture, utilizing non-recourse debt to the partners. The AIR41 Joint Venture debt is secured by the AIR41 aircraft. In connection with this financing, the Company had to post a $1.5 million letter of credit. As of May 31, 2001, the letter of credit outstanding is, $1.15 million. The Company and its joint venture partner are collectively guarantors on the AIR41 Joint Venture's obligation as the lessor of the aircraft. The AIR41 Joint Venture is accounted for under the equity method. The owners of the AIR41 Joint Venture pay all expenses on behalf of the AIR41 Joint Venture, which represent primarily aircraft maintenance and improvements. The payment of these expenses is accounted for as capital contributions. The joint venture partners are exploring opportunities for the aircraft after the end of the term of the leases with SAS. Such opportunities include releasing the aircraft with SAS, leasing the aircraft to one or more different lessee(s), selling the aircraft, parting out the aircraft, or directly placing the aircraft into either passenger or cargo service. In fiscal 2001, three aircraft came off of lease and one was then leased to another unrelated party. In fiscal 2002, six additional aircraft are scheduled to come off of lease. Currently, the AIR41 Joint Venture has no further commitment related to the disposition of these aircraft upon the termination of the leases, although, it is actively marketing these aircraft. A future impairment in the value of these aircraft and/or the inability of the AIR41 Joint Venture to sell at favorable terms or re-lease these aircraft after they come off lease, could have a significant negative impact on the value of the Company's investment.

     If the Company is unable to re-lease the aircraft, the AIR41 Joint Venture's lender may provide notice of default and then would have the ability to foreclose on all of the aircraft held by the AIR41 Joint Venture. This event could have a significant negative impact on the value of the Company's investment.

     In fiscal 2001 and 2000, 93% and 100% of the AIR41 Joint Venture revenue was derived from SAS.

                                                                     (continued)

NOTE  C  -  INVESTMENT  IN  JOINT  VENTURES

     North-South  Airways
     --------------------

     In April 2000, the Company purchased all of the outstanding stock of North-South Airways, Inc. (North-South), a small regional airline that operates under an Air Carrier Certificate under Part 135 of the regulations of the Federal Aviation Administration. In September 2000, North-South sold additional shares of stock raising approximately $1,000,000. This sale of stock reduced the Company's ownership interest in North-South from 100% to approximately 35%. Accordingly, commencing September 2000, the Company is accounting for its investment in North-South under the equity method.

A  condensed  summary of the companies two joint venture operations  follows:

                                            2001                   2000
                                        ------------          -------------

     Current  assets                  $     874,008         $     120,860
     Non-current  assets                 68,880,311            72,899,986
                                         ----------            ----------

     Total  assets                    $  69,754,319         $  73,020,846
                                      =  ==========         =  ==========

     Current  liabilities             $  18,856,938         $  23,257,194
     Non-current  liabilities            39,256,148            40,978,361
                                         ----------           -----------

     Total  liabilities               $  58,113,086         $  64,235,555
                                      =  ==========         =  ==========

     Revenues                         $  15,740,127         $  14,528,175
                                      =  ==========         =  ==========

     Net  earnings                    $   2,689,251         $   3,506,556
                                      =   =========         =   =========


     All revenues of the joint ventures were derived from entities other than members of the consolidated group.

     Included in the Company's consolidated retained earnings is approximately $4,442,000 and $2,783,000 relating to the Company's share in the net earnings of the joint ventures as of May 31, 2001 and 2000 respectively.

NOTE  D  -  INVENTORIES

     Inventories  at  May  31,  2001  and  2000  consisted  of  the  following:

                                          2001                   2000
                                    -------------          -------------

  Aircraft  parts                 $     6,644,053        $     7,382,143
          Aircraft and engines
          available for sale            5,827,818              5,425,369

                                 $     12,471,871        $    12,807,512
                                 =     ==========        =    ==========

NOTE  E  -  LONG-TERM  OBLIGATIONS

     Long-term  obligations at May 31, 2001 and 2000 consisted of the following:

                                                 2001                  2000
                                            ------------          ------------

Senior Secured Revolving Credit Loans    $     7,952,726     $      11,009,490
    Term  loans                               12,439,490             9,084,231
                                              ----------             ---------
                                              20,392,216            20,093,721

          Less:  Current  maturities           2,387,642             1,748,642
                                               ---------             ---------
                                        $     18,004,574     $      18,345,079
                                        =     ==========     =      ==========

     In October 1996, the Company entered into a Credit Agreement with the Bank of New York, which provided for a $3 million term loan (Term Loan-A) and up to an $11 million revolving credit. The Credit Facility is secured by substantially all of the assets of the Company and availability of amounts for borrowing is subject to certain limitations and restrictions such as accounts receivable and inventory levels. The interest rate on the Credit Facility which fluctuates based on certain financial ratios of the Company, was the lenders prime rate less .25% (6.75% at May 31, 2001). The revolving line of credit was increased to $13 million in March 1997 and to $14 million in fiscal 1998. As of May 31, 2001, the available line of credit is approximately $1.2 million and approximately $4 million is available for the purchase of inventory. The credit agreement includes certain covenants which provide, among other things, restrictions relating to the maintenance of consolidated net worth and other financial ratios, as well as a restriction on the payment of dividends.

     During fiscal 2000, the Credit Agreement was amended twice to create an additional term loan facility (term loans E) in the amount of $7.3 million, due August 1, 2003, to finance the purchase of three aircraft.

     During fiscal 2001, the Company entered into a loan with another financial institution to borrow $1.7 million to finance a purchase an aircraft.
The principal on the loan is due in 84 monthly payments of $22,071 commencing January 2001. The interest rate on the loan is fixed at 9.02% per annum. The loan is collateralized by the aircraft.

     During fiscal 2001, the Credit Agreement was amended whereas the outstanding term loans were consolidated into one single term loan facility and the termination date was extended to December 31, 2005.

     The scheduled maturities of long-term obligations in each of the next five years until maturity subsequent to May 31, 2001 are as follows: 2002 - $2,387,642, 2003 - $2,224,080, 2004 - $2,236,066, 2005 - $2,249,179, 2006 -
$10,301,001,  and  thereafter  -  $994,248.

NOTE  F  -  COMMITMENTS  AND  CONTINGENCIES

     Leases
     ------

     The Company leases warehouse facilities, office space, as well as certain equipment under long-term operating lease agreements. Rental expense under these leases for the years ended May 31, 2001, 2000 and 1999 was approximately $269,000, $279,000 and $286,900, respectively. At May 31, 2001, the future minimum payments on non-cancellable operating leases are as follows: 2002 - $274,061, 2003 - $51,043, and 2004 - $52,244.



                                                                     (continued)

NOTE  F  -  COMMITMENTS  AND  CONTINGENCIES  -  Continued

     ------

     The Company currently leases aircraft and engines to customers under long-term operating lease agreements. In addition to minimum base rentals, the lease agreements often require additional rent based upon aircraft and engine usage. The net investment in aircraft and engines held for or leased to customers was approximately $12,321,202 and $11,513,000 at May 31, 2001 and 2000, respectively, net of accumulated depreciation of $1,652,082 and $1,319,298, respectively. At May 31, 2001, the future rental income under the long-term operating leases are approximately as follows: 2002 - $2,100,000, 2003 - $2,100,000, and 2004 - $795,000.

NOTE  G  -  INCOME  TAXES

     The provision for income taxes for the years ended May 31, 2001, 2000 and 1999 is as follows:

                                   2001                2000                1999
                              ----------          ----------          ----------
     Current  provision:
             Federal           $     -             $     -          $     76,138
             State                   -                   -                   -
                                 -------              -------            -------
                                     -                   -                   -
                                     -                   -                76,138
          Deferred  provision    227,073              800,490            960,007
                                 -------              -------            -------
                               $ 227,073           $  800,490       $  1,036,145
                               =========           ==========       ============

     The tax effect of the Company's temporary differences and carryforwards is as follows:

                                                   2001                 2000
                                               -----------          -----------
          Deferred  tax  assets-  current:
               Bad  debt  reserve             $     108,000       $     62,000
               Inventory  capitalization            197,000            358,000
               Accrued  payroll                      95,000             86,000
               Accrued  vacation                     35,000             14,000
               Reserve  for  inventory              654,000            534,000
                                                    -------            -------

                                            $     1,089,000       $  1,054,000
                                            =     =========       =  =========

          Deferred  tax  (liabilities)
           benefits  -  non-current:
               AIR41 Joint Venture          $     (281,000)     $     (281,000)
               Depreciation  and
                amortization                    (4,139,000)         (3,879,000)
               Net  operating  loss
                carryforward  -  federal         3,846,000           3,923,000
               Net  operating  loss
                carryforward  -  state             426,000             388,000
               Minimum  tax  credit  - federal     264,000             222,000
               Other,  net                         (32,000)            (27,000)
                                                    -------             -------
                                            $       84,000      $      346,000
                                            =       ======      =      =======

     The Company's policy is to record a valuation allowance against its deferred tax assets if the Company believes that it is more likely than not that it will not recognize the deferred tax benefits. Based on the Company's recent earnings history and management's estimate of future profits, the Company believes that it is more likely than not that its future profits will be sufficient to realize these benefits.

                                                                     (continued)

The following table summarizes the differences between the Company's effective tax rate and the statutory federal rate as follows:

                                                  2001        2000        1999
                                                -------     -------     -------

          Statutory  federal  rate                34.0%       34.0%      34.0%
          Equity in net loss of unconsolidated
             joint venture                         3.9          -          -
          Tax  expense(benefit)  from  net
             Operating loss  carryforward           -           .7         -
          State  income  taxes                     1.9          -         1.7
          Other                                     -          4.2       (1.1)
                                                -------     -------     ------
          Effective  tax  rate                    39.8%       38.9%      34.6%
                                                 ======      ======      ======

     The Company has net operating loss carryforwards for federal tax purposes of approximately $11.3 million. The net operating losses expire as follows:
2010  - $3,800,000, 2012 - $491,000 and 2020 - $7,020,000.  The Company also has a federal minimum tax credit carryover of approximately $264,000 which may be utilized in future years to the extent that the regular tax liability exceeds the alternative minimum tax. Certain provisions of the tax law may limit the net operating loss and credit carryforwards available for use in any given year in the event of a significant change in ownership interest.

NOTE  H  -  STOCK  OPTIONS

Under the terms of the Company's 1996 Stock Option Plan (the "Plan"), the Company has 967,782 shares of common stock reserved. As of May 31, 2001, 245,207 shares are available to be issued under the Plan. The exercise price of all options granted by the Company to the employees equals the market price at the date of the grant. No compensation expense has been recognized. The options, other than those issued to the executive officers, vest immediately and expire 10 years from the date of the grant.

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

     Had compensation expense for the issuance of stock options under the Plan been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123, the Company's net earnings and earnings per share would have been changed to the pro forma amounts below.

                               2001                 2000                 1999
                           -----------          -----------          -----------
     Net  earnings
          As  reported   $     343,461     $     1,256,593     $     1,954,316
          Pro  forma     $     317,361     $     1,222,093     $     1,743,076

     Basic  earnings  per  share
          As  reported   $         .16     $           .57     $           .77
          Pro  forma     $         .15     $           .56     $           .68

     Diluted  earnings  per  share
          As  reported   $         .16     $           .55     $           .72
          Pro  forma     $         .15     $           .54     $           .64

                                                                     (continued)

     The above pro forma disclosures may not be representative of the effects on reported net earnings for future years as certain options vest over several years and the Company may continue to grant options to employees.

     The fair value of each option grant is estimated on the date of grant using the binomial option-pricing model with the following weighted-average assumptions used for grants in fiscal 2001, 2000 and 1999, respectively: dividend yield of 0.0 percent for all years; expected volatility of 95 percent, 40 percent and 40 percent; risk-free interest rates of 6 percent; 6.50 percent and 5.50 percent; and expected holding periods of 4 years.

     A summary of the status of the Company's fixed stock options as of May 31, 2001, 2000 and 1999, and changes during the years ending on those dates is as follows:

                                       May  31, 2001                    May 31, 2000             May  31,  1999
                                         Weighted  -                    Weighted  -              Weighted  -
                                         Average                        Average                  Average
                                         Exercise                       Exercise                 Exercise
                        Shares              Price         Shares        Price        Shares       Price
                        -------         ---------       ----------    ----------     -------    -------------
Outstanding  at
  beginning  of year     529,947     $     3.13          593,154        $ 3.12        563,210     $     3.42
     Granted              30,000           1.25           25,000          3.44        254,173           3.31
     Exercised              -               -             (6,000)         3.26        (93,056)          3.10
     Cancelled              -               -            (82,207)         3.10       (131,173)          4.78
     Outstanding  at     --------     ----------        ---------      -------       --------      ---------
       end  of  year     559,947     $     3.03          529,947        $ 3.13        593,154     $     3.12
                         ========      =========        =========      =======       ========      =========

 Options  exercisable
   at  end  of  year     559,947                         447,185                      437,174
     Weighted-average
       fair  value  of
       options
       granted  during
       the year       $     0.87                      $     1.38                   $     1.28

     The  following  information applies to options outstanding at May 31, 2001:

                                         Options  Outstanding                       Options  Exercisable
                                         --------------------                       --------------------
                                               Weighted  -
                                                Average
                                                Remaining           Weighted  -                    Weighted  -
         Ranges  of                            Contractual          Average                        Average
     Exercise  Prices          Shares             Life              Exercise Price     Shares      Exercise  Price
    ------------------      -----------      --------------         --------------    ---------   ----------------
       $  1.25                 30,000          9.5  years     $     1.25               30,000     $     1.25
     $2.75  -  $3.44          529,947          6.35  years          3.13              529,947           3.13
                              -------                                                 -------
     $1.25  -  $3.44          559,947                                                 559,947
                              =======                                                 =======



NOTE  I  -  STOCK  REPURCHASE

     In the third quarter of 1999, the Company began acquiring shares of its common stock in connection with a stock repurchase program approved by the Board of Directors in December 1998. During fiscal 2001, fiscal 2000 and the six months ended May 31, 1999, the Company repurchased 168,700, 4,200 and 467,325 shares, respectively of its common stock for a total expenditure of $149,299, $18,711 and $1,946,780, respectively. The Company does not currently have a formal plan in place to purchase any additional shares; however, the Company is authorized by the Board to make further purchases if deemed to be in the best interests of the Company. Any such purchases must be also approved by the Company's lender.

NOTE  J  -  RELATED  PARTY  TRANSACTIONS

     Under the commission agreement entered into with the Company during fiscal 1994, an outside director is entitled to 3-4% of revenues generated from sales to customers brought in by the director. The Company paid the outside director approximately $60,000, $60,000 and $96,000 for the years ended May 31, 2001, 2000 and 1999. This agreement can be canceled by either party at any time.

     The Company paid an individual who was a director of the Company through fiscal 2000, $86,000 during fiscal 1999 for services rendered to the Company in connection with the identification and evaluation of acquisition opportunities.

     An executive of the Company's partner in the AIR41 Joint Venture was also an executive of one of the Company's significant customers until the fourth quarter of fiscal 2000. Total sales to this significant customer were $826,000 million and $1.6 million in fiscal 2000 and 1999, respectively. As of May 31, 2000, the accounts receivable from this significant customer was approximately $157,000, respectively. During fiscal 1999, the Company purchased three engines from the Company's joint venture partner for $3,120,000. The Company makes advances to the AIR41 Joint Venture on behalf of the Company's partner in the AIR41 Joint Venture. As of May 31, 2001 and 2000, the outstanding advances were $156,568 and $95,075, respectively, which are included in accounts receivable.

     The notes receivable - related party represents amounts due from North-South. The notes receivable are collateralized by certain of North-South's aircraft and accrue interest at a rate of 9.5% per annum. The future principal payments on the notes receivable are as follows: 2002 -
$78,454,  2003  -  $77,357,  2004  -  $576,244,  and  2005  -  $72,113.

     The Company is currently leasing three aircraft to North-South. Total lease and service income recognized by the Company related to these leases was approximately $595,000 in fiscal 2001. In addition, during fiscal 2001, the Company sold inventory to North-South representing sales of approximately $248,000. The Company performs certain services on behalf of North-South. Accordingly, the Company charges North-South $5,000 per month for these services, which is reflected as an offset to selling, general and administrative expenses. As of May 31, 2001, the amount due from North-South was $79,862, which is included in accounts receivable as of May 31, 2001.

     An executive officer and board member of the Company are members of the Board of Directors of one of the Company's customers. The Company both purchases and sells inventory to this customer. Total sales to this customer were $77,450, $80,000 and $33,847 in fiscal 2001, 2000 and 1999, respectively.
As of May 31, 2001 and 2000, the accounts receivable from this customer was approximately $18,000 and $20,000, respectively. Total purchases from this customer were approximately $1.1 million, $1.6 million and $1.2 million in fiscal 2001, 2000 and 1999, respectively. In fiscal 1999, the Company received $250,000 of consulting income from this customer. As of May 31, 2001 and 2000, the Company has a payable to this customer of approximately $330,000 and $104,000, respectively.

NOTE  K  -  ACCRUED  LIABILITIES

     Accrued liabilities at May 31, 2001 and 2000 consisted of the following items:

                                         2001                 2000
                                     -----------          -----------

     Customer  deposits           $     158,612     $     189,554
     Accrued  payroll                   377,760           555,101
     Accrued  property  taxes           118,499            88,795
     Other                              130,996           427,697
                                        -------           -------
                                  $     785,867     $   1,261,147
                                  =     =======     =   =========

NOTE  L  -  EMPLOYMENT  AGREEMENTS

     In October 1996, the Company entered into employment agreements with two of its executive officers with a term of five years. Subsequent to May 31, 2001, the agreements were extended through October 2005. The agreements provide the officers with a certain minimum annual salary plus bonus. The agreements provide the officers with an option to terminate their agreements and receive a lump sum payment equal to the officer's average annual compensation paid by the Company for the most recent two years upon a change in control of the Company.

NOTE  M  -  QUARTERLY  FINANCIAL  INFORMATION  (UNAUDITED)

                   First             Second             Third             Fourth
  Year            Quarter            Quarter            Quarter           Quarter            Total
-----------      ----------         ---------          ---------         ---------         ---------
             (In  Thousands,  Except  for  Per  Share  Information)

 2001
 ----
Revenues                  $     6,770       $     4,675          $     5,221     $     4,859       $     21,525
 Operating income                 623               727                  476             544              2,370
 Net  earnings  available
  for common shareholders          70               117                   30             126                343
 Earnings  per  share  -  basic   .03               .05                  .01             .06                .16*
 Earnings  per  share
  -  diluted                      .03               .05                  .01             .06                .16*

 2000
 ----
 Revenues                 $     8,999       $     6,207          $     5,359    $     5,639        $     26,204
 Operating  income              1,297             1,118                  622            677               3,714
 Net  earnings  available
  for  common  shareholders       597               454                  116             90               1,257
 Earnings per share - basic       .27               .21                  .05            .04                 .57
 Earnings per share - diluted     .25               .20                  .05            .04                 .55*


     * Difference of $.01 when adding the quarters is due to use of the average quarterly stock prices in the quarterly earnings per share - diluted calculations, while the full year earnings per share - diluted calculation uses the average yearly stock price.





      FINANCIAL STATEMENTS AND
      REPORT OF INDEPENDENT CERTIFIED
      PUBLIC ACCOUNTANTS

      AIR 41 LLC

      May 31, 2001 and 2000

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

REPORT OF INDEPENDENT CERTIFIED
PUBLIC ACCOUNTANTS


Board of Directors
AIR 41 LLC

We have audited the accompanying balance sheets of AIR 41 LLC (the "Company") as of May 31, 2001 and 2000, and the related statements of earnings, members' capital and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AIR 41 LLC as of May 31, 2001 and 2000 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.


/s/ Grant Thornton LLP

Miami, Florida
August 2, 2001

                             AIR 41 LLC
                           BALANCE SHEETS
                               May 31,


                               ASSETS

                                                    2001               2000
                                                -----------        -----------
Aircraft, net                                $   67,692,589     $   71,573,610

Deferred debt costs, net of accumulated
  amortization of $413,821 and $225,848 as
  of May 31, 2001 and 2000, respectively            137,244            222,739
Other assets                                         75,000             -
                                                -----------        -----------
				Total assets   $   67,904,833     $   71,796,349
                                             =  ===========     =  ===========

                       LIABILITIES AND MEMBERS' CAPITAL

Current liabilities
     Accounts payable and accrued expenses   $      172,204     $      262,955
     Deferred revenue                               600,000            600,000
     Current portion of long-term debt           33,149,983         22,234,761
                                                -----------        -----------
                   Total current liabilities     33,922,187         23,097,716

Long-term debt, net of current portion           22,948,658         40,978,361

Commitment and contingencies                          -                 -

Members' capital                                  3,635,584          3,353,327
Retained earnings                                 7,398,404          4,366,945
                                                -----------        -----------

                  Total members' capital         11,033,988          7,720,272
                                                -----------        -----------

                  Total  liabilities and
                     members' capital        $   67,904,833     $   71,796,349
                                             =  ===========     =  ===========

The accompanying notes are an integral part of these statements.

                           AIR 41 LLC
                     STATEMENTS OF EARNINGS

                      Years Ended May 31,


                                                    2001               2000               1999
                                                -----------        -----------        -----------
Rental revenue                               $   13,949,000     $   14,475,000     $   10,200,000

Expenses
     Interest expense                             5,348,029          5,770,912          4,522,184
     Depreciation and amortization expense        4,901,512          5,189,861          3,625,098
                                                -----------        -----------        -----------
                                                 10,249,541         10,960,773          8,147,282
                                                -----------        -----------        -----------

                    Net earnings             $    3,699,459     $    3,514,227     $    2,052,718
                                             =  ===========     =  ===========     =  ===========


The accompanying notes are an integral part of these statements.

                             AIR 41 LLC

                    STATEMENT OF MEMBERS' CAPITAL

                  Years Ended May 31, 2001 and 2000


                                                  Members'          Retained
                                                  Capital           Earnings             Total
                                                -----------        -----------        -----------
Balance at May 31, 1999                      $    3,174,426     $    1,572,718     $    4,747,144
Capital contributions                               178,901              -                178,901
Net earnings                                          -              3,514,227          3,514,227
Distributions                                         -               (720,000)          (720,000)
                                                -----------        -----------        -----------
Balance at May 31, 2000                           3,353,327          4,366,945          7,720,272
Capital contributions                               282,257              -                282,257
Net earnings                                          -              3,699,459          3,699,459
Distributions                                         -               (668,000)          (668,000)
                                                -----------        -----------        -----------
Balance at May 31, 2001                      $    3,635,584     $    7,398,404     $   11,033,988
                                             =  ===========     =  ===========     =  ===========


The accompanying notes are an integral part of these statements.

                             AIR 41 LLC
                      STATEMENTS OF CASH FLOWS

                        Years Ended May 31,

                                                    2001               2000
                                                -----------        -----------
Net cash flows from operating activities:
    Net earnings                             $    3,699,459     $    3,514,227
    Adjustments to reconcile net earnings
    to cash provided by operating activities:
       Depreciation and amortization              4,901,512          5,189,861
       Changes in assets and liabilities:
         Other assets                               (75,000)             -
         Accounts payable and accrued expenses      (90,751)           (20,715)
                                                -----------        -----------
     Net cash provided by operating activities    8,435,220          8,683,373

Cash flows from investing activities:
    Additions to aircraft                          (832,518)          (162,721)
                                                -----------        -----------
     Net cash used in investing activities         (832,518)          (162,721)

Cash flows from financing activities:
    Principal payments on long-term debt         (7,926,491)        (7,918,179)
    Proceeds from long-term debt                    812,010              -
    Capital contributions                           282,257            178,901
    Distributions                                  (668,000)          (720,000)
    Payment of debt costs                          (102,478)           (61,374)
                                                -----------        -----------
     Net cash used in financing activities       (7,602,702)        (8,520,652)
                                                -----------        -----------

Net change in cash and cash equivalents               -                  -

Cash and cash equivalents at beginning of period      -                  -
                                                -----------        -----------

Cash and cash equivalents at end of period   $        -         $        -
                                             =  ===========     =  ===========

Supplemental disclosure of cash flow information:
     Cash paid during the year for:
         Interest                            $    5,317,279     $    5,813,845
                                             =  ===========     =  ===========
         Taxes                               $        -         $        -
                                             =  ===========     =  ===========


The accompanying notes are an integral part of these statements.

                             AIR 41 LLC

                   NOTES TO FINANCIAL STATEMENTS

                       May 31, 2001 and 2000


NOTE A - SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation
     ---------------------

     The statements include the accounts of AIR 41 LLC (the "Company") which is equally owned by International Airline Support Group ("IASG") and Aircorp, Inc.

     Nature of Operations
     --------------------

     The Company is the owner and lessor of twenty McDonnell Douglas aircraft. The aircraft are leased primarily to Scandinavian Airline Systems ("SAS"), a company based in Sweden. As of May 31, 2001, sixteen of the twenty aircraft are leased to SAS which represents approximately 93% of the rental revenue for the year ended May 31, 2001.

     Cash Flow
     ---------

     All monthly rental income from operations is paid directly to the Company's lender. The lender applies the portion of the rental income to the respective monthly principal and interest due on the Company's debt and the remaining portion is distributed back to the members of the Company. Accordingly, the Company does not retain any cash.

     Aircraft and Depreciation

     The aircraft is recorded at cost less accumulated depreciation. Depreciation is computed using the straight-line method over an estimated economic life of twelve years with an estimated salvage value equal to 25% of the original asset cost. Major improvements to aircraft are capitalized when incurred and depreciated over the useful life of the improvement.
The Company evaluates the carrying value of the aircraft based upon changes in market and other physical and economic conditions and will record write-downs to recognize a loss in the value of the aircraft when management believes that, based on expected future cash flows, the recoverability of the Company's investment has been impaired. The Company does not record depreciation expense during the period the aircraft are not in service.

     Operating Leases

     The aircraft leases are accounted for as operating leases and have an average original term of 39 months. Lease rental revenues are recognized in equal installments over the terms of the related leases.


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

    Deferred Debt Costs
    -------------------

   Deferred debt costs represent costs incurred related to the loan with Finova Capital Corporation. These costs are amortized using the effective interest rate method.

    Income Taxes
    ------------

    Income taxes on earnings are payable personally by the members pursuant to an election under section 701 of the Internal Revenue Code and the Company is not taxed as a Corporation. Accordingly, no provision has been made for federal income taxes in these financial statements.

    Revenue Recognition
    -------------------

    Rental income is recognized on a straight-line basis over the term of each lease and when collection is reasonably assured.

    Deferred Revenue
    ----------------

    Lease revenues received in advance, but not yet earned, are deferred and recognized as rental revenue when earned.

    Use of Estimates

    In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that effect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenue and expenses during the reporting period. Actual results could differ from those estimates.

NOTE B - AIRCRAFT

    Net Investment in Aircraft
    --------------------------

    The Company's net investment in aircraft as of May 31, consisted of the following:

                                            2001                 2000
                                        -----------          -----------
    Aircraft at cost                $    80,947,795      $    80,115,277
    Less:  Accumulated depreciation     (13,255,206)          (8,541,667)
                                        -----------          -----------

               Aircraft, net        $    67,692,589      $    71,573,610
                                    =    ==========      =    ==========

The above aircraft balance of $80,947,795 at May 31, 2001 represents seventeen aircraft on lease and three aircraft available for lease.

NOTE C - FUTURE MINIMUM RENTAL INCOME

    The following is a schedule by year of future minimum rental income under the leases as of May 31, 2001:

       Year           Amount
      ------        ----------
       2002     $   10,644,000
       2003          4,884,000
                -    ---------
      Total     $   15,528,000
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

    IASG and Aircorp, Inc. collectively have guaranteed the Company's obligation as the lessor of the aircraft.

NOTE D - DEBT

    Long-term obligations at May 31, consisted of the following:

                                           2001               2000
                                       -----------        -----------
      Note payable                 $    56,098,641    $    63,213,122
      Less:  Current maturities         33,149,983         22,234,761
                                       -----------        -----------
                                   $    22,948,658    $    40,978,361
                                   =    ==========    =    ==========

    In September 1998, the Company entered into a loan agreement with Finova Capital Corporation in the amount of $76 million. In connection with this financing, each of the Company's members posted a $1.5 million letter of credit. The annual interest rate on the loan is fixed at 8.63% and the loan is collateralized by the twenty aircraft as well as the interest in the SAS leases (see Note B). During the original terms of the leases, the Company is required to repay principal and interest on the debt based on 95% of the rental income received from the lease of the aircraft. Once an aircraft lease expires, the remaining principal on the aircraft is due to Finova Capital Corporation.
If the aircraft is re-leased, the repayment terms of the debt on the aircraft is modified in accordance with the new lease terms. If the aircraft is sold, the remaining principal due on the aircraft is repaid in full with the proceeds from the aircraft sale. In fiscal 2001, Finova Capital Corporation financed maintenance to certain of the aircraft totaling approximately $812,000, which has been added to the total outstanding principal on the loan. In fiscal 2002, six aircraft are due to come off lease. Accordingly, the remaining principal due on these six aircraft as of May 31, 2001 is classified as part of current portion of long-term debt on the accompanying May 31, 2001 Balance Sheet.
If any of these six aircraft are re-leased, the repayment terms of the debt on the re-leased aircraft will be modified so that the principal will be due over the term of the new lease. This loan represents non-recourse debt to IASG and Aircorp, Inc. Currently, the Company has no further commitment related to the disposition of these aircraft upon the termination of these leases, although it is actively marketing these aircraft.

    A future impairment in the value of the aircraft or should the Company be unable to re-lease the aircraft, the Company may be forced to sell the aircraft at unfavorable terms. In addition, if the Company is unable to re-lease the aircraft, the Company's lender may provide notice of default and then would have the ability to foreclose on all the aircraft. Either of these events could have a significant negative impact on the Company's operations.

The following is a schedule of the future principal payments as of May 31, 2001:

      2002  $     33,149,983
      2003        22,948,658
                  ----------
            $     56,098,641
            ================

NOTE E - RELATED PARTY TRANSACTIONS

Funding of Expenses

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

Aircraft Lease

In fiscal 2001 and 2000, the Company leased one of its aircraft to an entity controlled by the owner of Aircorp, Inc., a member of the Company. Total rental income from this related party was $850,000 and $75,000 for the years ended May 31, 2001 and 2000, respectively.

AIR 41 LLC
                           FA-9