Form 10-Q
period 2001-08-31
INTERNATIONAL AIRLINE SUPPORT GROUP INC
filed 2001-10-15
CIK 859307

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.For the quarterly period ended August 31, 2001 or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ________________ to _________________.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The number of shares of the Company's common stock outstanding as of October 6, 2001 was 2,181,497.

FORM 10-Q

INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARY

INDEX

                                                        Page No.

Part I FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets May 31, 2001 and   3 August 31, 2001

Condensed Consolidated Statements of Earnings Three

Months Ended August 31, 2000 and August 31, 2001              4

Condensed Consolidated Statements of Cash Flows Three Months Ended August 31, 2000 and August 31, 2001                     5

Notes to Condensed Consolidated Financial Statements          6

Item 2. Management's Discussion and Analysis of

Financial Condition and Results of Operations                                                   9

Part II OTHER INFORMATION

Item 1. Legal Proceedings                                   13

Item 6. Exhibits and Reports on Form 8-K                    13

Form 10-Q

International Airline Support Group, Inc. and Subsidiary

CONSOLIDATED BALANCE SHEETS

Form 10-Q
International Airline Support Group, Inc. and Subsidiary

CONSOLIDATED BALANCE SHEETS

	May 31,	August 31,
ASSETS	2001	2001
Current assets		(unaudited)
Cash and cash equivalents	$70,290	$100,253
Accounts receivable, net of allowance for doubtful accounts
of approximately $301,424 at May 31, 2001 and $339,854 at
August 31, 2001	2,558,176	2,094,230
Inventories	12,471,871	12,318,234
Deferred tax benefit - current	1,088,953	1,065,997
Other current assets	198,449	388,160
Current portion note receivable - related party	78,454	141,818
Total current assets	16,466,193	16,108,692

Property and equipment
Aircraft and engines held for lease	13,973,285	14,023,558
Leasehold improvements	166,991	166,991
Machinery and equipment	1,089,341	1,114,832
	15,229,617	15,305,381
Accumulated depreciation	2,643,867	2,895,120
Property and equipment, net	12,585,750	12,410,261

Other assets
Investment in joint ventures	5,559,057	5,777,909
Note Receivable - related party	725,714	662,350
Deferred debt costs, net	232,373	183,119
Deferred tax benefit	83,745	-
Deposits and other assets	152,440	3,378
Total other assets	6,753,329	6,626,756
	$35,805,272	$35,145,709
	=======	========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Current maturities of long-term obligations	$2,387,642	$2,596,592
Accounts payable	1,965,179	1,694,424
Accrued expenses	785,867	759,683
Total current liabilities	5,138,688	5,050,699

Long-term obligations, less current maturities	18,004,574	17,432,179

Commitments and contingencies	-	-

Stockholders' equity
Preferred stock - $.001 par value; authorized 2,000,000 shares;
0 shares outstanding at May 31, 2001 and August 31, 2001.	-	-
Common stock - $.001 par value; authorized 20,000,000 shares;
issued and outstanding 2,661,723 shares at May 31, 2001 and
2,661,723 shares at August 31, 2001.	2,661	2,661
Additional paid-in capital	13,902,909	13,902,909
Retained earnings	871,230	872,051
Common stock held in treasury, at cost - 640,226 shares at
May 31, 2001 and August 31, 2001	(2,114,790)	(2,114,790)
Total stockholders' equity	12,662,010	12,662,831
	$35,805,272	$35,145,709
	========	=======
*Condensed from audited Financial Statements

The accompanying notes are an integral part of these condensed financial statements.

International Airline Support Group, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF EARNINGS

	Three Months Ended	Three Months Ended
	August 31 August 31
	2000	2001
Revenues
Net sales	$6,180,196	$3,927,858
Aircraft operations	171,579	-
Lease and service revenue	418,395	728,632
Total revenues	6,770,170	4,656,490

Cost of sales	5,012,238	2,899,126
Selling, general and administrative expenses	1,436,970	1,164,214
Depreciation and amortization	220,307	236,939
Total operating costs	6,669,515	4,300,279
Equity in net earnings of
unconsolidated joint ventures	521,869	156,381

Earnings from operations	622,524	512,592

Interest expense	531,660	416,288
Interest and other income	(25,765)	(11,217)
Earnings before income taxes	116,629	107,521

Provision for income taxes	46,945	106,701

Net earnings	$69,684	$820
	==========	==========

Per share data:

Earnings per share available for
common stockholders - Basic	$0.03	$-

Weighted average number of common
stock outstanding - Basic	2,190,198	2,021,497

Earnings per share available for
common stockholders - Diluted	$0.03	$-

Weighted average number of common
stock outstanding - Diluted	2,190,198	2,023,654
	==========	==========

The accompanying notes are an integral part of these condensed financial statements.

International Airline Support Group, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

Three months ended
August 31, August 31,
	2000	2001
Cash flows from operating activities:
Net earnings	$69,684	$820
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation and amortization	220,307	236,939
Earnings of joint ventures	(521,869)	(156,381)
Provision for doubtful accounts	38,321	38,430
Change in inventory	1,443,316	153,637
Changes in other assets and liabilities	231,575	292,023

Total adjustments	1,441,650	564,648

Net cash provided by operating activities	1,481,334	565,468

Cash flows from investing activities:
Capital equipment additions	(30,320)	(25,491)
Aircraft and engine expenditures	-	(271,573)
Proceeds from sale of engine held for lease	845,000	-
Distributions from unconsolidated joint ventures	90,000	96,871
Investment in unconsolidated joint ventures	(6,358)	28,133

Net cash provided by (used in) investing activities	898,322	(172,060)

Cash flows from financing activities:
Net (decrease) in debt obligations	(2,565,239)	(363,445)

Net cash (used in) financing activities	(2,565,239)	(363,445)

Net (decrease) increase in cash	(185,583)	29,963
Cash and cash equivalents at beginning of period	721,111	70,290

Cash and cash equivalents at end of period	$535,528	$100,253

The accompanying notes are an integral part of these condensed financial statements.

INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES

1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain adjustments (consisting only of normal and recurring adjustments) necessary to present fairly International Airline Support Group, Inc. and Subsidiaries' condensed consolidated balance sheets as of May 31, 2001 and August 31, 2001, the condensed consolidated statements of earnings for the three months ended August 31, 2000 and August 31, 2001, and the condensed consolidated statements of cash flows for the three months ended August 31, 2000 and August 31, 2001.

The accounting policies followed by the Company are described in the May 31, 2001 financial statements.

The results of operations for the three months ended August 31, 2001 are not necessarily indicative of the results to be expected for the full year.

2. Inventories consisted of the following:

                        May 31,2001       August 31,2001

Aircraft parts          $ 6,644,053          $ 6,294,803

Aircraft and Engines

available for sale        5,827,818            6,023,431

                          ---------            ---------

                        $12,471,871          $12,318,234

                         ==========           ===========

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

Financial Accounting Standards Board (FASB) Statement 128 "Earnings Per Share" was adopted by the Company on January 1, 1998 and requires the dual presentation of basic and diluted earnings per share on the face of the statement of earnings. The reconciliation between the computations is as follows:

Three Months

Ended         Net      Basic     Basic Diluted    Diluted

August 31,    Earnings Shares    EPS   Shares     EPS

2000        $ 69,684   2,190,198 $0.03 2,190,198  $0.03

2001        $    820   2,021,497 $ -   2,023,654  $ -

INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES

3. Earnings Per Share (cont.):

Included in diluted shares are 2,157 common stock equivalents relating to stock options for the three months ended August 31, 2001. Stock options to purchase 481,947 shares of the Company's common stock at exercise prices ranging from $1.25 to $3.312 have been excluded from the diluted share calculation for the three months ended August 31, 2001 as the exercise prices are greater than the Company's average stock price during the period.

In August 2001, the Board of Directors approved the adoption of a Restricted Stock Plan (the Plan) to make restricted stock grants to employees of the Company. The Board reserved 167,800 shares of the Company's common stock to be issued under the Plan. On September 2001, the Company issued 160,000 shares of the Company's common stock under the Plan.

4. Credit Facility

The Credit Agreement originally entered into by the Company in October of 1996 provided for a $3 million term loan and up to an $11 million revolving credit. The Credit Agreement has been amended eleven times to create several new term loan facilities and to increase the revolving credit to $14 million (collectively referred to as the "Credit Facility"). In the most recent amendment, the maturity of the revolving credit facility and the term loan were extended to December 2005, as well as providing an increase in availability as a result of the new term loan. The interest rate that the Company is assessed is subject to fluctuation and may change based upon certain financial covenants. As of October 6, 2001, the interest rate under the Credit Facility was the lender's base rate minus 0.25% (5.25%). The Credit Facility is secured by substantially all of the assets of the Company and availability of amounts for borrowing is subject to certain limitations and restrictions. Such limitations and restrictions are discussed in the Company's Proxy Statement/Prospectus filed with the Securities and Exchange Commission on August 29, 1996 and in the Amendments to the Credit Facility filed on various dates as listed below in Item 6. Exhibits and Reports on Form 8-K.

5. Supplemental Cash Flow Disclosures:

Cash payments for interest were $532,000 and $416,000 for the three months ended August 31, 2000 and August 31, 2001, respectively. Cash and cash equivalents include $146,000 and $45,000 of restricted cash at May 31, 2001 and August 31, 2001, respectively. Restricted cash includes customer receipts deposited into the Company's lockbox account, which are applied the next business day against the outstanding amount of the Credit Facility, and customer deposits on aircraft and engines leases.

INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES

 6. Related Party Transactions:

The Company had notes receivables from affiliate in the principal amount of $804,000 as of August 31, 2001 and May 31, 2001 relating to loans provided to North-South Airways, which are secured by aircraft operated by the airline. The loans are priced at market rates, ranging from 8.75% to 9.50%, with monthly principal payments extending through August 2004. For more information, see Note 7 Unconsolidated Subsidiaries.

As of August 31, 2001, the Company leased two EMB-120 aircraft to North-South Airways. The leases originated from September 2000 to February 2001 and have three-year terms. The leases contain similar terms and conditions to other EMB-120 aircraft leases completed by the Company. Total lease revenue from these aircraft leases was $210,000 for the three months ended August 31, 2001. As of August 31, 2001 and May 31, 2001, the Company has receivables due from North-South Airways of $141,731 and $156,568, respectively, related to advances made by the Company.

  Unconsolidated Subsidiaries

On September 16, 1998, the Company entered into a joint venture (the Air 41 Joint Venture) for the acquisition of 20 DC-9-41H aircraft from Scandinavian Airlines System (SAS). The aircraft were leased back to SAS and the leases had an average term of 39 months. The Company's original investment in the Air 41 Joint Venture was approximately $1.5 million. The Company's Air 41 Joint Venture partner is AirCorp, Inc., a privately held company. The aircraft were financed through the joint venture, utilizing non-recourse debt to the partners. The Air 41 Joint Venture is accounted for under the equity method and the leases are treated as operating leases.

Equity in Net Earnings of Unconsolidated Joint Ventures related to the Air 41 Joint Venture for the first three months of fiscal 2002 was $329,652. Without the Company's share of Air 41's earnings the Company would have had a pretax loss for the first three months of fiscal 2002. It should also be noted that substantially all of Air 41's cash flow is pledged to service Air 41's indebtedness. Air 41 is in discussion with a number of carriers for the re-lease of these aircraft as they are returned off-lease, however there can be no assurance that any of these aircraft will be able to be re-leased on as favorable terms, if at all. Should Air 41 be unable to re-lease or sell these aircraft, the Company's stated operating income would be significantly impacted.

INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES
  Unconsolidated Subsidiaries (cont.):

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

During the second quarter of fiscal 2001, the Company's regional airline subsidiary, doing business as North-South Airways, sold additional shares of stock raising approximately $1,000,000. This sale of stock reduced the Company's ownership interest in North-South Airways from 100% to approximately 35%. Accordingly commencing September 1, 2000, the Company is accounting for its investment in North-South Airways under the equity method. Equity in Net Loss of Unconsolidated Joint Ventures related to North-South Airways was $173,271 for the three months ended August 31, 2001.

8. Recent Events

The aviation industry has been negatively impacted by the September 11, 2001 terrorist attack on the United States. As a result, many airlines are facing extremely difficult financial situations and have significantly reduced the number of flights and aircraft operated. Accordingly, many aspects of the Company's business have been impacted and the Company is evaluating its long-term effect. The lasting results of the terrorist attack on the aviation industry could affect the Company's operating results for the foreseeable future by 1) reducing aircraft parts sales from historical levels, 2) making it difficult to attract and retain employees and 3) limiting the Company's access to capital at competitive rates. Additionally, the terrorist attack could negatively impact the Company's unconsolidated joint ventures. It is possible, therefore, that the market value of the AIR 41 Joint Venture aircraft could have been adversely affected. As of August 31, 2001, four of the AIR 41 Joint Venture aircraft were off of lease and an additional six are scheduled to come off of lease during the remaining portion of fiscal 2002. Although it is actively marketing these aircraft in anticipation of their return off-lease, the AIR 41 Joint Venture currently has only one commitment related to the disposition of these aircraft. The Company will regularly evaluate whether the market value of the aircraft used by the AIR 41 Joint Venture are below the respective costs of the aircraft and any impairment would be reflected as a write down to the investment in the AIR 41 Joint Venture. As of August 31, 2001, the Company's investment in the AIR 41 Joint Venture was approximately $5.8 million. Although there would be no cash flow impact, any writedown to the AIR 41 Joint Venture would have a negative impact on the Company's statement of earnings and overall net worth.

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

RESULTS OF OPERATIONS:

Revenues

Total revenue decreased 31% from $6.8 million for the three months ended August 31, 2000 to $4.7 million for the three months ended August 31, 2001, primarily due to a decrease in net sales partially offset by an increase in lease and service revenue. Net sales for the three months ended August 31, 2001 were $3.9 million compared to $6.2 million for the three months ended August 31, 2000, primarily relating to a decrease in part sales and aircraft and engine sales. Aircraft and engine sales are unpredictable transactions and may fluctuate significantly from year to year, dependent, in part, upon the Company's ability to purchase an aircraft or engine at an attractive price and resell it within a relatively brief period of time, as well as the overall market for used aircraft or engines. Lease and service revenue increased to $729,000 during the three months ended August 31, 2001 from $418,000 during the three months ended August 31, 2000, primarily due to more assets on lease during the quarter. Revenue from the Company's aircraft operations was $172,000 for the three months ended August 31, 2000. There was no revenue from aircraft operations for the three months ended August 31, 2001, because commencing September 1, 2000, the Company began accounting for its investment in North-South Airways under the equity method.

Cost of Sales

Cost of sales decreased 42% from $5.0 million during the three months ended August 31, 2000 to $2.9 million during the three months ended August 31, 2001, resulting primarily from a decrease in sales. As a percentage of total revenues, cost of sales for the three months ended August 31, 2001 was 62% compared to 74% for the three months ended August 31, 2000. This decrease was due primarily to an increase in lease and service revenue as higher percentage of total revenue. Lease and service revenue typically has no related cost of sales.

INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARY

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased 19% from $1.4 million for the three months ended August 31, 2000 to $1.2 million for the three months ended August 31, 2001, primarily due to the decrease in revenue resulting in decreases in commissions, and lower salaries and bonuses. As a percentage of total revenue, selling, general and administrative expenses increased from 20.9% for the three months ended August 31, 2000 to 25.0% for the three months ended August 31, 2001.

Depreciation and Amortization

Depreciation and amortization increased from $220,000 for the three months ended August 31, 2000 to $236,000 for the three months ended August 31, 2001, primarily due to more assets being on lease during the quarter.

Interest Expense

Interest expense for the three months ended August 31, 2000 was $532,000 compared to $416,000 for the three months ended August 31, 2001. This decrease in interest expense was due to primarily to a decrease in the interest rate assessed to the Company.

Provision for Income Taxes

In the first quarter of fiscal 2002, the Company had an effective tax rate of 99%, as compared to 40% for the first quarter of 2001. This increase is due to the Company's earnings before income taxes reflecting $173,271 of equity in the net loss of North-South Airways, which is accounted for under the equity method of accounting. Losses incurred under the equity method of accounting are not deductible for income tax purposes. Not taking into account IASG's share in the net loss of North-South Airways, the Company's effective tax rate for the first quarter of 2002 would have been 38%.

Net Earnings

Earnings for the first quarter of fiscal 2002 were $0.00 per share - diluted, based on 2,023,654 weighted average shares outstanding, compared to earnings for the first quarter of fiscal 2001 of $0.03 per share diluted, based on 2,190,198 weighted average shares outstanding.

INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARY

Liquidity and Capital Resources

The Credit Agreement originally entered into by the Company in October of 1996 provided for a $3 million term loan and up to an $11 million revolving credit. The Credit Agreement has been amended eleven times to create several new term loan facilities and to increase the revolving credit to $14 million (collectively referred to as the "Credit Facility"). In the most recent amendment, the maturity of the revolving credit facility and the term loan were extended to December 2005, as well as providing an increase in availability as a result of the new term loan. The interest rate that the Company is assessed is subject to fluctuation and may change based upon certain financial covenants. As of October 6, 2001, the interest rate under the Credit Facility was the lender's base rate minus 0.25% (5.25%). The Credit Facility is secured by substantially all of the assets of the Company and availability of amounts for borrowing is subject to certain limitations and restrictions. Such limitations and restrictions are discussed in the Company's Proxy Statement/Prospectus filed with the Securities and Exchange Commission on August 29, 1996 and in the Amendments to the Credit Facility filed on various dates as listed below in Item 6. Exhibits and Reports on Form 8-K.

Net cash provided by operating activities for the three months ended August 31, 2001 and August 31, 2000 were $565,000 and $1,481,000, respectively. The cash provided by operating activities for the three months ended August 31, 2001 was due primarily to a decrease in inventory and receivables. The cash provided by operating activities for the three months ended August 31, 2000 was due primarily to a decrease in accounts receivables and aircraft and engines held for sale.

Net cash (used in) provided by investing activities for the three months ended August 31, 2001 amounted to $(172,000) compared to $898,000 for the three months ended August 31, 2000. The net cash used in investing activities for the three months ended August 31, 2001 was primarily the result of aircraft and engine expenditures partially offset by distributions from the unconsolidated joint ventures. The net cash provided by investing activities for the three months ended August 31, 2000 was primarily the result of the proceeds from sale of an engine held for lease.

Net cash used in financing activities for three months ended August 31, 2001 amounted to $363,000 compared to $2,565,000 for the three months ended August 31, 2000. The net cash used in  financing activities for the three months ended August 31, 2001 and August 31, 2000 was primarily the result of a net decrease in debt obligations.

INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARY

Liquidity and Capital Resources (cont.)

At August 31, 2001, the Company was permitted to borrow up to an additional $3.3 million pursuant to the revolving credit facility. The Company believes that amounts available to be borrowed pursuant to the Credit Agreement and its working capital will be sufficient to meet the requirements of the Company's business for the foreseeable future. The Company had no material commitments for capital expenditures as of August 31, 2001.

Recent Events

The aviation industry has been negatively impacted by the September 11, 2001 terrorist attack on the United States. As a result, many airlines are facing extremely difficult financial situations and have significantly reduced the number of flights and aircraft operated. Accordingly, many aspects of the Company's business have been impacted and the Company is evaluating its long-term effect. The lasting results of the terrorist attack on the aviation industry could affect the Company's operating results for the foreseeable future by 1) reducing aircraft parts sales from historical levels, 2) making it difficult to attract and retain employees and 3) limiting the Company's access to capital at competitive rates. Additionally, the terrorist attack could negatively impact the Company's unconsolidated joint ventures. It is possible, therefore, that the market value of the AIR 41 Joint Venture aircraft could have been adversely affected. As of August 31, 2001, four of the AIR 41 Joint Venture aircraft were off of lease and an additional six are scheduled to come off of lease during the remaining portion of fiscal 2002. Although it is actively marketing these aircraft in anticipation of their return off-lease, the AIR 41 Joint Venture currently has only one commitment related to the disposition of these aircraft. The Company will regularly evaluate whether the market value of the aircraft used by the AIR 41 Joint Venture are below the respective costs of the aircraft and any impairment would be reflected as a write down to the investment in the AIR 41 Joint Venture. As of August 31, 2001, the Company's investment in the AIR 41 Joint Venture was approximately $5.8 million. Although there would be no cash flow impact, any writedown to the AIR 41 Joint Venture would have a negative impact on the Company's statement of earnings and overall net worth.

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

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

    Exhibits
Exhibit Number	Description	Page Number or Method of Filing
2.4	Credit Agreement between BNY Financial Corporation and the Registrant (the "Credit Agreement").	Incorporated by reference to Exhibit 2.4 to Amendment No. 2 to the Company's Registration Statement on Form S-4 filed on August 29, 1996 (File No. 333-08065).
2.5	First Amendment, Waiver and Agreement, dated as of March 24, 1997, between BNY Financial Corporation and the Registrant and related to the Credit Agreement.	Incorporated by reference to Exhibit 2.5 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2000 (the "1999 10-K").
2.6	Second Amendment and Agreement, dated as of September 9, 1997, between BNY Financial Corporation and the Registrant and related to the Credit Agreement.	Incorporated by reference to Exhibit 2.6 to the Company's 1999 10-K.
2.7	Third Amendment and Agreement, dated as of October 15, 1997, between BNY Financial Corporation and the Registrant and related to the Credit Agreement.	Incorporated by reference to Exhibit 2.7 to the 1999 10-K.
2.8	Fourth Amendment and Agreement, dated as of February 2, 1998, between BNY Financial Corporation and the Registrant and related to the Credit Agreement.	Incorporated by reference to Exhibit 2.8 to the 1999 10-K.
2.9	Fifth Amendment, dated as of July 16, 1998, between BNY Financial Corporation and the Registrant and related to the Credit Agreement.	Incorporated by reference to Exhibit 2.9 to the 1999 10-K.
2.10	Sixth Amendment, dated as of May 30, 1998, between BNY Financial Corporation and the Registrant and related to the Credit Agreement.	Incorporated by reference to Exhibit 2.10 to the 1999 10-K.
2.11	Seventh Amendment, dated as of October 28, 1998, between BNY Financial Corporation and the Registrant and related to the Credit Agreement.	Incorporated by reference to Exhibit 2.11 to the 1999 10-K.
2.12	Eighth Amendment and Agreement, dated as of December 8, 1998, by and among BNY Financial Corporation and the Registrant and related to the Credit Agreement.	Incorporated by reference to Exhibit 2.12 to the Company's Quarterly Report for the quarter ended November 30, 2000.
2.13	Ninth Amendment and Agreement, dated as of July 1, 1999, by and between the Registrant and BNY Factoring LLC, as successor in interest to BNY Financial Corporation and related to the Credit Agreement.	Incorporated by reference to Exhibit 2.13 to the Company's Quarterly Report for the quarter ended November 30, 2000.
2.14

Tenth Amendment and Agreement, dated as of November 17, 1999, by and between the Registered and GMAC Commercial Credit LLC, as successor in interest by merger to BNY Financial Corporation and related to the Credit Agreement.

Incorporated by reference to Exhibit 2.14 to the Company's Quarterly Report for the quarter ended November 30, 2000.
2.15

Eleventh Amendment, Waiver and Agreement, dated as of January 5, 2001, by and between the Registrant and GMAC Commercial Credit LLC, as successor in interest by merger to BNY Financial Corporation and related to the Credit Agreement.

Incorporated by reference to Exhibit 2.15 to the Company's Quarterly Report for the quarter ended November 30, 2000.
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	Incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1996 (the "1996 Form 10-K").
3.2	Restated and Amended Bylaws of the Registrant.	Incorporated by reference to Exhibit 3.2 to the 1996 Form 10-K.
4.1	Specimen Common Stock Certificate.	Incorporated by reference to Exhibit 4.1 to the 1996 Form 10-K.
10.1.1	Second Amended and Restated Employment Agreement dated as of July 25, 2001, between the Registrant and Alexius A. Dyer III.	Incorporated by reference to Exhibit 10.1.1 to the 2001 Form 10-K.
10.1.2	Amended and Restated Employment Agreement dated as of July 25, 2001, between the Registrant and George Murnane III.	Incorporated by reference to Exhibit 10.1.2 to the 2001 Form 10-K.
10.2.1	1996 Long-Term Incentive and Share Award Plan.	Incorporated by reference to Appendix B to the Proxy Statement/Prospectus included in the Company's Registration Statement on Form S-4 (File No. 333-08065), filed on July 12, 1996.
10.2.2	401(k) Plan.	Incorporated by reference to Exhibit 10-H to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1992 (the "1992 Form 10-K").
10.2.3	Bonus Plan.	Incorporated by reference to Exhibit 10.2.4 to the 1992 Form 10-K.
10.2.4	Cafeteria Plan.	Incorporated by reference to Exhibit 10.2.5 of the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1993.
10.2.5	Form of Option Certificate (Employee Non-Qualified Stock Option).	Incorporated by reference to Exhibit 10.2.5 to the 1996 Form 10-K.
10.2.6	Form of Option Certificate (Director Non-Qualified Stock Option).	Incorporated by reference to Exhibit 10.2.6 to the 1996 Form 10-K.
10.2.7	Form of Option Certificate (Incentive Stock Option).	Incorporated by reference to Exhibit 10.2.7 to the 1996 Form 10-K.
10.14	Commission Agreement dated December 1, 1995 between the Registrant and J.M. Associates, Inc.	Incorporated by reference to Exhibit 10.14 to the 1996 Form 10-K.
10.15	Operating Agreement of Air 41 LLC, dated as of September 9, 1998, by and between AirCorp, Inc. and the Company	Incorporated by reference to Exhibit 10.15 to the 1999 10-K.
10.16	Office Lease Agreement dated January 31, 1997 between the Registrant and Globe Corporate Center, as amended.	Incorporated by reference to Exhibit 10.17 to the 1997 Form 10-K.
10.17	Lease Agreement dated March 31, 1997 between the Registrant and Port 95-4, Ltd.	Incorporated by reference to Exhibit 10.18 to the 1997 Form 10-K.
10.18	Securities Purchase Agreement, dated as of September 18, 2000, among Diamond Aviation, Inc., the Registrant and the purchasers named therein.	Incorporated by reference to Exhibit 10.18 to the Company's Quarterly Report for the quarter ended November 30, 2000.
10.19	Stockholders Agreement, dated September 18, 2000, among Diamond Aviation, Inc. and the stockholders thereof.	Incorporated by reference to Exhibit 10.19 to the Company's Quarterly Report for the quarter ended November 30, 2000.
10.20	International Airline Support Group, Inc. Broad-Based Restricted Stock Plan	Filed herewith

(b) Reports on Form 8-K

None

INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL AIRLINE SUPPORT GROUP, INC.

(Registrant)

/s/James M. Isaacson October 6, 2001

James M. Isaacson Date

Chief Financial Officer