Form 10-Q
period 2001-11-30
INTERNATIONAL AIRLINE SUPPORT GROUP INC
filed 2002-01-14
CIK 859307

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark  One)

[  X  ]     QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE  ACT  OF  1934.

For  the  quarterly  period  ended  November  30,  2001  or

[    ]     TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE  ACT  OF  1934.

For  the  transition  period  from  ________________  to  __________________.

Commission  file  number     0-18352
                             -------


                    INTERNATIONAL AIRLINE SUPPORT GROUP, INC.
                    -----------------------------------------


          Delaware                               59-2223025
          --------                               ----------
(State  or  other  jurisdiction  of     (IRS  Employer  Identification  No.)
 incorporation  or  organization)


1954  Airport  Road,  Suite  200,  Atlanta,  GA             30341
-----------------------------------------------             -----
(Address  of  principal  executive  offices)            (Zip  Code)


Registrant's  telephone  number,  including  area  code:     (770)  455-7575
                                                             ---------------


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing  requirements  for  the  past  90  days.  YES    X          NO    __
                                                       ---

APPLICABLE  ONLY  TO  CORPORATE  ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     The number of shares of the Company's common stock outstanding as of January 7, 2002 was 2,181,497.

                                                   FORM 10-Q


            INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARY

                                      INDEX

                                                                   Page  No.
                                                                  ---------

Part  I     FINANCIAL  INFORMATION

          Item  1.   Financial  Statements

          Condensed  Consolidated  Balance  Sheets  as  of
            May  31,  2001  and  November  30,  2001                    3

          Condensed  Consolidated  Statements  of  Operations
            for  the  Three  Months  and  Six  months
            Ended  November  30,  2000  and  November  30,  2001        4

          Condensed  Consolidated  Statements  of  Cash  Flows
            for  the  Six  months  Ended  November 30, 2000 and 2001    5

          Notes  to  Condensed  Consolidated  Financial  Statements     6

          Item  2.   Management's  Discussion  and  Analysis
            of  Financial  Condition  and  Results  of  Operations     12

          Item  3.   Quantitative  and  Qualitative  Disclosures
               about  Market  Risk                                     16


Part  II     OTHER  INFORMATION

          Item  1.   Legal  Proceedings                                18

          Item  3.   Defaults Upon Senior Securities                   18

          Item  4.   Submission  of  Matters  to  a  Vote
            Of  Security  Holders                                      18

          Item  6.   Exhibits  and  Reports  on  Form  8-K             18

                                                                       FORM 10-Q
            INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                      ASSETS

                                                             May  31,              November  30
                                                               2001*                  2001
                                                        ------------------        --------------
                                                            (unaudited)
Current  assets
     Cash  and  cash  equivalents                         $     70,290          $     161,586
     Accounts  receivable,  net  of  allowance
       for  doubtful  accounts
       of  approximately  $301,424  at  May  31,  2001
       and  $348,570  at November  30,  2001                 2,558,176              1,617,802
     Inventories                                            12,471,871              9,601,159
     Deferred  tax  benefit  -  current                      1,088,953              1,016,250
     Other  current  assets                                    198,449                426,952
     Current  portion  note  receivable - related  party        78,454                141,818
                                                             ---------              ---------
                    Total current assets                    16,466,193             12,965,567

Property  and  equipment
     Aircraft and engines held for lease                    13,973,285             17,140,844
     Leasehold  improvements                                   166,991                166,991
     Machinery  and  equipment                               1,089,341              1,114,832
                                                             ---------              ---------
                                                            15,229,617             18,422,667
     Accumulated  depreciation                              (2,643,867)            (2,674,869)
                                                           -----------            -----------
          Property  and  equipment,  net                    12,585,750             15,747,798

Other  assets
     Investment  in  joint  ventures                         5,559,057                  -
     Note  Receivable  -  related  party                       725,714                650,456
     Deferred  debt  costs,  net                               232,373                136,269
     Deferred  tax  benefit                                     83,745              2,309,338
     Deposits  and  other  assets                              152,440                  3,950
                                                             ---------             ----------
          Total  other  assets                               6,753,329              3,100,013
                                                             ---------              ---------
                                                      $     35,805,272       $     31,813,378
                                                      =     ==========       =     ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current  liabilities
     Current  maturities  of  long-term  obligations  $     2,387,642     $       20,691,427
     Accounts  payable                                      1,965,179              1,457,092
     Accrued  expenses                                        785,867                670,044
                                                              -------                -------
                    Total  current  liabilities             5,138,688             22,818,563

Long-term  obligations,  less  current maturities          18,004,574                  -

Commitments  and  contingencies                                -                       -

Stockholders'  equity
     Preferred  stock  -  $.001  par  value;
      authorized  2,000,000  shares; 0 shares
      outstanding  at May 31, 2001 and
      November 30, 2001.                                       -                       -
     Common  stock  -  $.001  par  value;
       authorized  20,000,000  shares; issued
       and outstanding 2,661,723 shares at May
       31,  2001 and November 30, 2001                          2,661                  2,661
     Additional  paid-in  capital                          13,902,909             13,902,909
     Deferred  Compensation                                    -                     (76,109)
     Retained  earnings  (accumulated  deficit)               871,230             (2,805,770)
     Common stock held in treasury, at cost
      - 640,226 shares at May 31, 2001 and 480,226
      shares at November 30, 2001                          (2,114,790)            (2,028,876)
                                                           ----------              ----------
                    Total  stockholders'  equity           12,662,010              8,994,815
                                                           ----------            -----------
                                                     $     35,805,272       $     31,813,378
                                                     =     ==========       =     ==========

*Condensed  from  audited  Financial  Statements

The accompanying notes are an integral part of these condensed financial statements

                                                                       FORM 10-Q

            INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                 Three  Months  Ended                            Six  Months  Ended
                                                    November  30,                                    November  30,
                                             2000                 2001                       2000              2001
                                         -----------          -----------               -----------        ------------
Revenues
     Net  sales                      $     3,648,533        $  3,671,601               $  9,828,730       $   7,599,459
     Aircraft  operations                      -                   -                        171,579               -
     Lease  and  service  revenue          1,026,302             545,250                  1,444,696           1,273,882
                                           ---------           ---------                  ---------           ---------
         Total  revenues                   4,674,835           4,216,851                 11,445,005           8,873,341

Cost  of  sales                            2,660,639           2,781,364                  7,672,877           5,680,490
Selling, general and administrative
 expenses                                  1,449,083           1,129,277                  2,886,053           2,293,490
Depreciation and amortization                295,444             248,059                    515,751             484,998
                                             -------             -------                    -------             -------
        Total  operating costs             4,405,166           4,158,699                 11,074,681           8,458,978

Equity  in  net  earnings  of
  unconsolidated subsidiaries                457,720             185,037                    928,235             341,418
Impairment of investment in joint venture       -             (6,024,320)                      -             (6,024,320)
                                          ----------          -----------                ----------          -----------
        Earnings (loss) from operations      727,389          (5,781,131)                 1,298,559          (5,268,539)

Interest expense                             481,999             351,264                  1,013,659             767,551
Interest income and other (income) expenses   26,499            (194,983)                   (51,682)           (206,200)
                                              ------           ---------                   --------           ---------
        Earnings (loss) before income taxes  218,891          (5,937,412)                   336,582          (5,829,890)

Provision (benefit) for income taxes         101,915          (2,259,591)                   149,922          (2,152,890)
                                             -------          -----------                   -------          -----------

        Net  earnings  (loss)          $     116,976          (3,677,821)             $     186,660          (3,677,000)

                                       =     =======          ===========             =     =======          ===========


Per  share  data:
     Earnings (loss) per share
     Available for common
     stockholders - basic              $        0.05         $     (1.69)             $        0.09       $       (1.75)

     Weighted average number of
      Common stock outstanding
      - basic                              2,190,198           2,181,497                  2,190,198           2,101,060
                                           =========           =========                  =========           =========

     Earnings (loss) per share
      Available for common
      Stockholders - diluted           $        0.05         $     (1.69)             $        0.09       $       (1.75)

     Weighted average number of common
      stock outstanding - diluted          2,191,092           2,181,497                  2,190,795           2,101,060
                                           =========           =========                  =========           =========

The accompanying notes are an integral part of these condensed financial statements

                                                                       FORM 10-Q

            INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                               Six  Months  Ended
                                                                                  November  30,
                                                                           2000                  2001
                                                                       ------------          ------------
Cash  flows  from  operating  activities:
     Net  earnings  (loss)                                           $     186,660      $     (3,677,001)
     Adjustments to reconcile net earnings (loss) to net cash
       provided  by  operating  activities:
          Impairment  of  investment  in  joint  venture                      -                6,024,320
          Depreciation  and  amortization                                  515,751               484,998
          Equity in net earnings of unconsolidated subsidiaries           (928,235)             (341,418)
          Provision  (benefit)  for  income  taxes                         149,922            (2,152,890)
          Changes  in  other  assets  and  liabilities                   2,176,010              (263,138)
                                                                         ---------              --------
                    Total  adjustments                                   1,913,448             3,751,872

                    Net cash provided by operating activities            2,100,108                74,871

Cash flows from investing activities:
     Capital  equipment additions                                          (15,858)              (25,491)
     Investment  in  unconsolidated  joint  ventures                      (287,649)              (28,133)
     Distributions  received  from  joint  venture,  net                   180,000               121,020
     Additions  to aircraft and engines held for lease, net             (2,871,428)             (350,182)
                                                                       -----------              ---------
                    Net  cash  used in investing activities             (2,994,935)             (282,786)

Cash  flows  from  financing  activities:
     Net  increase  in  debt  obligations                                  875,012               299,211
                                                                           -------               -------

                    Net cash provided by financing activities              875,012               299,211
                                                                           -------               -------
Net  increase  (decrease)  in  cash                                        (19,815)               91,296
Cash  and  cash  equivalents  at  beginning  of  period                    721,111                70,290
                                                                           -------               -------
Cash  and  cash  equivalents at end of period                        $     701,296               161,586
                                                                     =     =======               =======


The accompanying notes are an integral part of these condensed financial statements

           INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain adjustments (consisting only of normal and recurring adjustments) necessary to present fairly International Airline Support Group, Inc. and Subsidiaries' condensed consolidated balance sheets as of May 31, 2001 and November 30, 2001, the condensed consolidated statements of earnings for the three and six months ended November 30, 2000 and November 30, 2001, and the condensed consolidated statements of cash flows for the six months ended November 30, 2000 and November 30, 2001.

     The accounting policies followed by the Company are described in the May 31, 2001 financial statements.

     The results of operations for the three and six months ended November 30, 2001 are not necessarily indicative of the results to be expected for the full year.

2.     Inventories  consisted  of  the  following:

                                            May  31,2001       November  30,2001
                                            ------------       -----------------
     Aircraft  parts                        $  6,644,053            $  7,245,930
     Aircraft  and  Engines
        available  for  sale                   5,827,818               2,355,229
                                            ------------             -----------
                                             $12,471,871            $  9,601,159
                                            ============             ===========

3.     Earnings  (Loss)  Per  Share:

     The Company's basic earnings (loss) per share are calculated by dividing net earnings (loss) by the weighted average shares outstanding during the period. The computation of diluted earnings (loss) per share includes all dilutive common stock equivalents in the weighted average shares outstanding.

     Financial Accounting Standards Board (FASB) Statement 128 "Earnings Per Share" was adopted by the Company on January 1, 1998 and requires the dual presentation of basic and diluted earnings per share on the face of the statement of earnings. The reconciliation between the computations is as follows:

Three  Months
Ended            Net                Basic     Basic     Diluted     Diluted
November  30,   Earnings (loss)     Shares      EPS      Shares       EPS
-------------   ---------------     ------      ---      ------       ---
2000             $     116,976   2,190,198   $ 0.05    2,191,092     $ 0.05
2001             $  (3,677,821)  2,181,497   $(1.69)   2,181,497     $(1.69)

Six  Months
Ended           Net                Basic      Basic     Diluted     Diluted
November  30,   Earnings (loss)    Shares       EPS      Shares       EPS
-------------   ----------------   ------       ---      ------       ---
2000             $     186,660   2,190,198   $ 0.09    2,190,795    $ 0.09
2001             $  (3,677,001)  2,101,060   $(1.75)   2,101,060    $(1.75)

           INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

3.     Earnings  Per  Share  (cont.):

     Stock options to purchase 50,000 shares of the Company's common stock at exercise prices ranging from $0.80 to $1.25 have been excluded from the diluted share calculation for the three and six months ended November 30, 2001 as the exercise prices are greater than the Company's average stock price during the period.

     In August 2001, the Board of Directors approved the adoption of a Restricted Stock Plan (the "Plan") to make restricted stock grants to employees of the Company. The Board reserved 167,800 shares of the Company's common stock to be issued under the Plan. On September 1, 2001, the Company issued 160,000 shares of the Company's common stock under the Plan from the Company's treasury stock. The stock issued pursuant to the Plan vests if the employee participating in the Plan remains in the Company's employ on the fifth anniversary of the date of the grant to the employee. If the employee ceases to be an employee of the Company prior to the fifth anniversary date, the employee forfeits the shares of restricted stock issued to him or her, with certain exceptions. Accordingly, the Company recorded Deferred Compensation of $85,914 upon issuance of the stock and amortized $9,805 into expense during the three months ended November 30, 2001

4.     Credit  Facility:

     The Credit Agreement originally entered into by the Company in October of 1996 provided for a $3 million term loan and up to an $11 million revolving credit. The Credit Agreement has been amended to create several new term loan facilities and to increase the revolving credit to $14 million (collectively referred to as the "Credit Facility"). The revolving credit facility and the term loan facilities mature on December 2005. The interest rate that the Company is assessed is subject to fluctuation and may change based upon certain financial covenants. As of January 7, 2002, the interest rate under the Credit Facility was the lender's base rate minus 0.25% (4.50%). The Credit Facility is secured by substantially all of the assets of the Company and availability of amounts for borrowing is subject to certain limitations and restrictions. Such limitations and restrictions are discussed in the Company's Proxy Statement/Prospectus filed with the Securities and Exchange Commission on August 29, 1996 and in the Amendments to the Credit Facility filed on various dates as listed below in Item 6. Exhibits and Reports on Form 8-K.

           INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

4.     Credit  Facility  (cont.):

As of the date hereof, the Company was not in compliance with the covenant set forth in the Credit Agreement that requires the Company to maintain a specified amount of consolidated tangible net worth. The Company was not in compliance with the covenant because of the impairment of its investment in the Air 41 Joint Venture (as defined below). Had Air 41 not written down its investment in its aircraft, the Company would be in compliance with all of the covenants in its Credit Agreement. The circumstances resulting in the impairment are described below in Note 7--Unconsolidated Subsidiaries and Note 8--Recent Events. As a result of the default, $18,094,835 of the Company's total long-term debt has been classified as a current liability in the accompanying balance sheet at November 30, 2001. The Company is negotiating an amendment to the Credit Agreement that, among other things, would cure the default by reducing the amount of consolidated tangible net worth that the Company is required to maintain. The Company believes that the amendment will be executed in the near future. The Company's senior lender has agreed that it will not refuse to extend credit to the Company under the revolving credit facility due to the occurrence of the default. If the amendment is not executed by the lender the Company's liquidity would be significantly impacted which could result in the inability of the Company to satisfy its obligations in the normal course of business.

5.     Supplemental  Cash  Flow  Disclosures:

     Cash payments for interest were $851,000 and $634,000 for the six months ended November 30, 2000 and November 30, 2001, respectively. Cash and cash equivalents include $54,000 and $84,000 of restricted cash at May 31, 2001 and November 30, 2001, respectively. Restricted cash includes customer receipts deposited into the Company's lockbox account, which are applied the next business day against the outstanding amount of the Credit Facility, and customer deposits on aircraft and engines leases.

6.     Related  Party  Transactions:

     The Company had notes receivables from an affiliate in the principal amount of $792,274 as of November 30, 2001, relating to loans provided to North-South Airways, which are secured by aircraft operated by the airline. The loans are priced at market rates, ranging from 8.75% to 9.50%, with monthly principal payments extending through August 2004. For more information, see Note 7 - Unconsolidated Subsidiaries.

     As of November 30, 2001, the Company leased five EMB-120 aircraft to North-South Airways. The leases originated from September 2000 to November 2001 and have three-year terms. The leases contain similar terms and conditions to other EMB-120 aircraft leases completed by the Company. Total lease revenue from these aircraft leases was $450,000 for the six months ended November 30, 2001. As of November 30, 2001 and May 31, 2001, the Company had receivables due from North-South Airways, in addition to the notes discussed in the previous paragraph, of $185,000 and $80,000, respectively, related to advances made by the Company.

           INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

7.     Unconsolidated  Subsidiaries:

     On September 16, 1998, the Company entered into a joint venture (the "Air 41 Joint Venture") for the acquisition of 20 DC-9-41H aircraft from Scandinavian Airlines System ("SAS"). The aircraft were leased back to SAS and the leases had an average term of 39 months. The Company's original investment in the Air 41 Joint Venture was approximately $1.5 million. The Company's Air 41 Joint Venture partner is AirCorp, Inc., a privately held company. The aircraft were financed through the joint venture, utilizing non-recourse debt to the partners. Substantially all of the Air 41 Joint Venture's cash flow is pledged to service the non-recourse debt. The Air 41 Joint Venture is accounted for under the equity method and the leases are treated as operating leases.

     As a result of the recent events discussed below in Note 8--Recent Events, the Company decided to record an impairment charge of $6,024,320 related to its Air 41 Joint Venture. Before the $6,024,320 write down in the aircraft of the Air 41 Joint Venture, Equity in Net Earnings of Unconsolidated Joint Ventures related to the Air 41 Joint Venture for the first six months of fiscal 2002 was $600,000. This write down was a non-cash charge.

     The Air 41 Joint Venture is in discussion with a number of carriers for the re-lease of these aircraft as they are returned off-lease, however there can be no assurance that any of these aircraft will be able to be re-leased on as favorable terms, if at all. Should the Air 41 Joint Venture be unable to re-lease or sell these aircraft, the Company's stated operating income would be significantly impacted. Furthermore, because substantially all of the Air 41 Joint Venture's cash flow is pledged to service its debt, the Company does not expect to receive cash distributions from the Air 41 Joint Venture in the near future.

     The Company is exploring opportunities for the aircraft after the end of the term of the leases with SAS. Such opportunities include leasing the aircraft to one or more different lessees, selling the aircraft, parting out the aircraft, or directly placing the aircraft into either passenger or cargo service whereby the Company may have a principal interest in an airline. At this time, other than as previously mentioned, the Company has one commitment for the aircraft after the SAS leases expire.

     During the second quarter of fiscal 2001, the Company's regional airline subsidiary, doing business as North-South Airways, sold additional shares of stock raising approximately $1,000,000. This sale of stock reduced the Company's ownership interest in North-South Airways from 100% to approximately 35%. Accordingly commencing September 1, 2000, the Company is accounting for its investment in North-South Airways under the equity method. Equity in Net Loss of Unconsolidated Joint Ventures related to North-South Airways was
$259,000  for  the  six  months  ended  November  30,  2001.

           INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

8.     Recent  Events

     The aviation industry has been negatively impacted by the September 11, 2001 terrorist attack on the United States. As a result, many airlines are facing extremely difficult financial situations and have significantly reduced the number of flights and aircraft operated. Accordingly, many aspects of the Company's business have been impacted and the Company is evaluating their long-term effect. The lasting results of the terrorist attack on the aviation industry have adversely affected the Company's operating results by 1) reducing aircraft parts sales from historical levels, 2) making it difficult to attract and retain employees and 3) limiting the Company's access to capital at competitive rates. The Company is unable to predict how long the results of the terrorist attacks and downturn in market conditions will adversely affect the Company's operations.

Given the recent events, the Air 41 Joint Venture has evaluated the market value of its aircraft and determined that their value was negatively impacted by the events described above. As a result of such impairment, the Air 41 Joint Venture has written down the carrying value of its aircraft which is reflected as a write down to the investment in IASG's unconsolidated subsidiaries. As of November 30, 2001, the Company's investment in the Air 41 Joint Venture was completely written off. Although there is no cash flow impact, the write down to the Air 41 Joint Venture has a negative impact on the Company's statement of operations and overall net worth. As of November 30, 2001, six of the AIR 41 Joint Venture aircraft were off lease and an additional four are scheduled to come off lease during the remaining portion of fiscal 2002. Although it is actively marketing these aircraft in anticipation of their return off-lease, the Air 41 Joint Venture currently has only one commitment related to the disposition of these aircraft.

9.     Net  Operating  Loss  Carryforwards:

     As of November 30, 2001, the Company had net operating loss carryforwards for federal tax purposes of approximately $11.3 million, which results in a deferred tax asset of approximately $4.2 million. The Company's policy is to record a valuation allowance against its deferred tax assets if the Company believes that it is more likely than not that it will not recognize the deferred tax benefits. Based on the Company's recent earnings history and management's estimate of future profits, the Company believes that it is more likely than not that its future profits and the expected timing of temporary difference reversals will be sufficient to realize these benefits. However, management will continue to monitor the realizability of these benefits. If in the future the Company no longer believes that it is more likely than not that it will recognize the deferred tax benefits, a valuation allowance will be recorded, which could have a significant impact on the Company's statement of earnings and net worth.

           INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

10.     New  Accounting  Pronouncements:

     In  July  2001,  the  Financial  Accounting Standards Board ("FASB") issued
Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires all business combinations to be accounted for using the purchase method of accounting and is effective for all business combinations initiated after June 30, 2001. SFAS 142 requires goodwill to be tested for impairment under certain circumstances and written off when impaired rather than being amortized as previous standards required. The adoption of SFAS 141 did not have a material effect on the Company's operating results or financial position and, as the Company has no goodwill or intangibles generated as a result of a business combination, the adoption of SFAS 142 is not expected to have an impact on the Company's operations.

     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of." SFAS No. 144 retained substantially all of the requirements of SFAS No. 121 while resolving certain implementation issues. SFAS No. 144 is effective for fiscal 2003, with early application encouraged. The adoption of SFAS No. 144 is not expected to have an impact on the Company's operations.

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

RESULTS  OF  OPERATIONS:
------------------------

Revenues
--------

     Total revenue for the three and six months ended November 30, 2001 was $4.2 million and $8.9 million, respectively, compared to $4.7 million and $11.4 million, respectively, during the three and six months ended November 30, 2000. Net sales for the three and six months ended November 30, 2001 were $3.7 million and $7.6 million, respectively, compared to $3.6 million and $9.8 million, respectively, during the three and six months ended November 30, 2000, primarily relating to a decrease in parts sales and aircraft and engine sales. Net sales have been negatively impacted due to increased pricing pressure arising from the financial difficulties of many airlines and other spare parts redistributors. The airlines have faced significant declines in traffic, while banks are electing to liquidate insolvent competitors as opposed to reorganization. The Company has attempted to offset and mitigate these negative sales trends by expanding its product lines, but no assurances can be made that sales revenue will increase in the short term. Although the events of September 11, 2001 have certainly exacerbated these negative trends, the Company was already experiencing these trends due to an overall slowdown in the aviation industry as a whole causing decreased demand for the Company's inventory sales. Net sales for the three months ended November 30, 2001 were slightly higher than the three months ended November 30, 2000 due to higher aircraft and engine sales.
Aircraft and engine sales are unpredictable transactions and may fluctuate significantly from year to year, dependent, in part, upon the Company's ability to purchase an aircraft or engine at an attractive price and resell it within a relatively brief period of time, as well as the overall market for used aircraft or engines. Lease and service revenue decreased to $545,000 for the three months ended November 30, 2001 from $1,026,000 for the three months ended November 30, 2000, primarily due to fewer assets being under lease. Lease and service revenue decreased to $1.3 million for the six months ended November 30, 2001 from $1.4 million for the six months ended November 30, 2000, primarily due to fewer assets under lease during the second three months of fiscal 2002. Under the equity method of accounting, lease revenue from the Air 41 Joint Venture is not included in the Company's revenue. There was no revenue from aircraft operations for the three or six months ended November 30, 2001, because commencing September 1, 2000, the Company began accounting for its investment in North-South Airways under the equity method.

Cost  of  Sales
---------------

     Cost of sales increased 4.5% from $2.7 million during the three months ended November 30, 2000 to $2.8 million during the three months ended November 30, 2001. This increase was due to the slight increase in sales during this period. For the six months ended November 30, 2001, cost of sales decreased 26% from $7.7 million during the six months ended November 30, 2000 to $5.7 million during the six months ended November 30, 2001. The decrease was due primarily to a corresponding decrease in revenue. As a percentage of total revenues, cost of sales for the three and six months ended November 30, 2000 was 57% and 67%, respectively, compared to 66% and 64% during the three and six months ended November 30, 2001, respectively. The increase in cost of sales as a percentage of total revenue for the three-month period is due to aircraft and engine sales, which typically carry a lower margin than part sales, being a higher percentage of total sales during the six-month period in 2001 than the corresponding period in 2000.

           INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES


Selling,  General  and  Administrative  Expenses
------------------------------------------------

     Selling, general and administrative expenses decreased 22.8% from $1.4 million during the three months ended November 30, 2000 to $1.1 million during the three months ended November 30, 2001. Selling, general and administrative expenses decreased 20.5% from $2.9 million during the six months ended November 30, 2000 to $2.3 million during the six months ended November 30, 2001. The decrease in selling, general and administrative expenses for fiscal 2002 was primarily due to decreases in accrued bonuses, travel and entertainment expenses, telephone expenses, professional fees, advertising and promotion expenses, and the provision for doubtful accounts, partially offset by higher insurance costs and owned aircraft expenses.

Impairment  of  Investment  in  Joint  Venture
----------------------------------------------

     Given the events of September 11, 2001, the Air 41 Joint Venture evaluated the market value of its aircraft and determined that their value was negatively impacted by these events. As a result of such impairment, the Air 41 Joint Venture has written down the carrying value of its aircraft, which is reflected as a write down to the investment in IASG's joint venture and an impairment charge of $6,024,000 (see Recent Events).

Depreciation  and  Amortization
-------------------------------

     Depreciation and amortization for the three and six months ended November 30, 2001 totaled $248,000 and $485,000, respectively, compared to $295,000 and $516,000, respectively, for the three and six months ended November 30, 2000, respectively. This decrease was due to having fewer aircraft on lease in fiscal 2002.

Interest  Expense
-----------------

     Interest expense for the three and six months ended November 30, 2000 was $482,000 and $1,014,000, respectively, compared to $351,000 and $768,000 for the three and six months ended November 30, 2001, respectively. This decrease in interest expense was due to lower interest rates during these periods.

Net  Earnings
-------------

     As a result of the above, Earnings per share - diluted for the second quarter of fiscal 2001 were $0.05, based on 2,191,092 weighted average shares outstanding, compared to loss per share - diluted for the second quarter of fiscal 2002 of $(1.69), based on 2,181,497 weighted average shares outstanding. Earnings per share - diluted for the first six months of fiscal 2001 were $0.09 per share - diluted, based on 2,190,795 weighted average shares outstanding, compared to loss per share - diluted for the first six months of fiscal 2002 of $(1.75) per share - diluted, based on 2,101,060 weighted average shares outstanding.

           INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES


Liquidity  and  Capital  Resources
----------------------------------

     The Credit Agreement originally entered into by the Company in October of 1996 provided for a $3 million term loan and up to an $11 million revolving credit. The Credit Agreement has been amended to create several new term loan facilities and to increase the revolving credit to $14 million (collectively referred to as the "Credit Facility"). The revolving credit facility and the term loan mature on December 2005. The interest rate that the Company is assessed is subject to fluctuation and may change based upon certain financial covenants. As of January 7, 2001, the interest rate under the Credit Facility was the lender's base rate minus 0.25% (4.50%). The Credit Facility is secured by substantially all of the assets of the Company and the availability of amounts for borrowing is subject to certain limitations and restrictions. Such limitations and restrictions are discussed in the Company's Proxy Statement/Prospectus filed with the Securities and Exchange Commission on August 29, 1996 and in the Amendments to the Credit Facility filed on various dates as listed below in Item 6. Exhibits and Reports on Form 8-K.

     As of the date hereof, the Company was not in compliance with the covenant set forth in the Credit Agreement that requires the Company to maintain a specified amount of consolidated tangible net worth. The Company was not in compliance with the covenant because of the impairment of its investment in the Air 41 Joint Venture. Had Air 41 not written down its investment in its aircraft, the Company would be in compliance with all of the covenants in its Credit Agreement. The circumstances resulting in the impairment are described above under the caption "Impairment of Investment in Joint Venture." As a result of the default, $18,094,835 of the Company's total long-term debt has been classified as a current liability in the accompanying balance sheet at November 30, 2001. The Company is negotiating an amendment to the Credit Agreement that, among other things, would cure the default by reducing the amount of consolidated tangible net worth that the Company is required to maintain. The Company believes that the amendment will be executed in the near future. The Company's senior lender has agreed that it will not refuse to extend credit to the Company under the revolving credit facility due to the occurrence of the default. If the amendment is not executed by the lender the Company's liquidity would be significantly impacted which could result in the inability of the Company to satisfy its obligations in the normal course of business.

     Net cash provided by operating activities for the six months ended November 30, 2001 and November 30, 2000 was $74,000 and $2,100,000, respectively. The cash provided by operating activities for six months ended November 30, 2000 was due primarily to a reduction in accounts receivables, a decrease in inventories and an increase in accounts payable. The cash provided by operating activities for the six months ended November 30, 2001 was due primarily to the net earnings for the period before the non-cash charge for the impairment of investment.

Net cash used for investing activities for the six months ended November 30, 2000 amounted to $2,995,000 compared to $283,000 for the six months ended November 30, 2001. The net cash used for investing activities for the six months ended November 30, 2000 was primarily the result of the purchase of an aircraft. The net cash used for investing activities for the six months ended November 30, 2001 was the result of the capitalized expenses incurred for the aircraft purchased.

           INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES

-------------------------------------------

     Net cash provided by financing activities for the six months ended November 30, 2000 amounted to $875,000 compared to $299,000 for the six months ended November 30, 2001. The net cash provided by financing activities for the six months ended November 30, 2000 was primarily the result of the borrowing of funds to purchase an aircraft. The net cash provided by financing activities for the six months ended November 30, 2001 was primarily the result of the increase of the revolving loan balance.

     At January 9, 2002, the Company was permitted to borrow up to an additional $2.5 million pursuant to the revolving credit facility. As operations are currently conducted, the Company believes that amounts available to be borrowed pursuant to the Credit Agreement and its working capital will be sufficient to meet the requirements of the Company's business. The Company had no material commitments for capital expenditures as of November 30, 2001.

     As of November 30, 2001, the Company had net operating loss carryforwards for federal tax purposes of approximately $11.3 million, which results in a deferred tax asset of approximately $4.2 million. The Company's policy is to record a valuation allowance against its deferred tax assets if the Company believes that it is more likely than not that it will not recognize the deferred tax benefits. Based on the Company's recent earnings history and management's estimate of future profits, the Company believes that it is more likely than not that its future profits and the expected timing of temporary difference reversals will be sufficient to realize these benefits. However, management will continue to monitor the realizability of these benefits. If in the future the Company no longer believes that it is more likely than not that it will recognize the deferred tax benefits, a valuation allowance will be recorded, which could have a significant impact on the Company's statement of earnings and net worth.

Recent  Events
--------------

     The aviation industry has been negatively impacted by the September 11, 2001 terrorist attack on the United States. As a result, many airlines are facing extremely difficult financial situations and have significantly reduced the number of flights and aircraft operated. Accordingly, many aspects of the Company's business have been impacted and the Company is evaluating their long-term effect. The lasting results of the terrorist attack on the aviation industry have already affected the Company's operating results by 1) reducing aircraft parts sales from historical levels, 2) making it difficult to attract and retain employees and 3) limiting the Company's access to capital at competitive rates. The Company is unable to predict how long the results of the terrorist attacks and downturn in market conditions will adversely affect the Company's operations.

As of November 30, 2001, six of the AIR 41 Joint Venture aircraft were off lease and an additional four are scheduled to come off lease during the remaining portion of fiscal 2002. Although it is actively marketing these aircraft in anticipation of their return off-lease, the AIR 41 Joint Venture currently has only one commitment related to the disposition of these aircraft. Given the recent events, the Air 41 Joint Venture evaluated the market value of its aircraft and determined that their value was negatively impacted by the events described above. As a result of such impairment, the Air 41 Joint Venture has written down the carrying value of its aircraft, which is reflected as a write down to the investment in IASG's unconsolidated subsidiaries. As of November 30, 2001, the Company's investment in the Air 41 Joint Venture was completely written off. Although there is no cash flow impact, the write down to the Air 41 Joint Venture has a negative impact on the Company's statement of earnings and overall net worth.

           INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES


New  Accounting  Pronouncements
-------------------------------

     In  July  2001,  the  Financial  Accounting Standards Board ("FASB") issued
Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires all business combinations to be accounted for using the purchase method of accounting and is effective for all business combinations initiated after June 30, 2001. SFAS 142 requires goodwill to be tested for impairment under certain circumstances and written off when impaired rather than being amortized as previous standards required. The adoption of SFAS 141 did not have a material effect on the Company's operating results or financial position and, as the Company has no goodwill or intangibles generated as a result of a business combination, the adoption of SFAS 142 is not expected to have an impact on the Company's operations.

     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of." SFAS No. 144 retained substantially all of the requirements of SFAS No. 121 while resolving certain implementation issues. SFAS No. 144 is effective for fiscal 2003, with early application encouraged. The adoption of SFAS No. 144 is not expected to have an impact on the Company's operations.

ITEM  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK.

     The Company is exposed to market risks that may impact the Consolidated Balance Sheets, Consolidated Statements of Operations and Consolidated Statements of Cash Flows due to changing interest rates. The Company does not currently participate in any significant hedging activities, nor does it currently utilize any significant derivative financial instruments. However, interest rate fluctuations expose the Company's variable-rate debt to changes in interest expense and cash flows. The Company's variable-rate debt, primarily short-term secured borrowings, amounted to approximately $19.1 million at November 30, 2001. Based on outstanding borrowings at quarter-end, a 10% adverse change in market interest rates at November 30, 2001 would result in additional after-tax interest expense of approximately $21,000 and $42,000 for the three and six months ended November 30, 2001, respectively.

                                     ------
           INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES


Forward  Looking  Statements
----------------------------

     This Form 10-Q may contain forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995 and within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on beliefs of Company management, as well as assumptions and estimates based on information currently available to the Company, and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated, including: the impact of the events of September 11, 2001 on the economy, the aviation/aerospace industry and the Company; general economic conditions; ability to acquire inventory at favorable prices; integration of acquisitions; marketplace competition; economic and aviation/aerospace market stability and Company profitability. Should one or more of these risks or uncertainties materialize adversely, or should underlying assumptions or estimates prove incorrect, actual results may vary materially from those described. These events and uncertainties are difficult or impossible to predict accurately and many are beyond the Company's control. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties and that actual results may differ materially from those contemplated by such forward-looking statements reflecting changed assumptions, the occurrence of unanticipated events or changes to future operating results over time. The Company assumes no obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

           INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES


PART  II  -  OTHER  INFORMATION


Item  1.  LEGAL  PROCEEDINGS

     The Company is from time to time subject to legal proceedings and claims that arise in the ordinary course of its business. On the date hereof, no such proceedings are pending and no such claims have been asserted.

Item  3.  DEFAULTS  UPON  SENIOR  SECURITIES

     As of the date hereof, the Company was not in compliance with the covenant set forth in the Credit Agreement that requires the Company to maintain a specified amount of consolidated tangible net worth. The Company was not in compliance with the covenant because of the impairment of its investment in the Air 41 Joint Venture. Had Air 41 not written down its investment in its aircraft, the Company would be in compliance with all of the covenants in its Credit Agreement. As a result of the default, $18,094,835 of the Company's total long-term debt has been classified as a current liability in the accompanying balance sheet at November 30, 2001. The Company is negotiating an amendment to the Credit Agreement that, among other things, would cure the default by reducing the amount of consolidated tangible net worth that the Company is required to maintain. The Company believes that the amendment will be executed in the near future. The Company's senior lender has agreed that it will not refuse to extend credit to the Company under the revolving credit facility due to the occurrence of the default. If the amendment is not executed by the lender the Company's liquidity would be significantly impacted which could result in the inability of the Company to satisfy its obligations in the normal course of business

Item  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     The Registrant conducted an annual meeting of its stockholders on October 19, 2001. The Registrant did not solicit proxies at this meeting. As there did not exist a quorum at the Annual Meeting, no matters were acted upon.

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

INTERNATIONAL  AIRLINE  SUPPORT  GROUP,  INC.
--------------------------------------------
            (Registrant)


/s/ John Wang               January  14,  2002
-----------------------     ------------------
John Wang                         Date
VP Finance and Chief Accounting Officer