Form 10-Q
period 2002-02-28
INTERNATIONAL AIRLINE SUPPORT GROUP INC
filed 2002-04-15
CIK 859307

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark  One)

[  X  ]     QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE  ACT  OF  1934.

For  the  quarterly  period  ended  February  28,  2002  or
[    ]     TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE  ACT  OF  1934.


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

     The number of shares of the Company's common stock outstanding as of April 2, 2002 was 2,181,497.

                                                   FORM 10-Q

            INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARY

                                      INDEX

                                                                      Page  No.
                                                                      ---------

Part  I     FINANCIAL  INFORMATION

          Item  1.   Financial  Statements

          Condensed  Consolidated  Balance  Sheets  as  of
            May  31,  2001  and  February  28,  2002                          3

          Condensed  Consolidated  Statements  of  Operations
            for  the  Three  Months  and  Nine  Months
            Ended  February  28,  2001  and  February  28,  2002              4

          Condensed  Consolidated  Statements  of  Cash  Flows
            for  the  Nine  Months  Ended  February  28,  2001  and  2002     5

          Notes  to  Condensed  Consolidated  Financial  Statements           6

          Item  2.   Management's  Discussion  and  Analysis
            of  Financial  Condition  and  Results  of  Operations           12

          Item  3.   Quantitative  and  Qualitative  Disclosures
               about  Market  Risk                                           17


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

          Item  3.   Defaults  Upon  Senior  Securities                      18

          Item  4.   Submission  of  Matters  to  a  Vote
            Of  Security  Holders                                            18

          Item  6.   Exhibits  and  Reports  on  Form  8-K                   18

                                                                       FORM 10-Q
            INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                      ASSETS

                                                                                May  31,              February  28,
                                                                                 2001*                    2002
                                                                            ------------------     --------------
                                                                                                     (unaudited)
Current  assets
     Cash  and  cash  equivalents                                               $     70,290      $     185,672
     Accounts  receivable,  net  of  allowance  for  doubtful  accounts of  approximately  $301,424  at  May  31,  2001  and  $552,895  at
      February  28,  2002                                                          2,558,176          1,860,965
     Inventories                                                                  12,471,871          8,259,698
     Deferred  tax  benefit  -  current                                            1,088,953          1,016,250
     Other  current  assets                                                          198,449            409,060
     Current  portion  note  receivable  -  related  party                            78,454            141,818
                                                                                 -----------         ----------
                    Total current assets                                          16,466,193         11,873,463

Property  and  equipment
     Aircraft and engines held for lease                                          13,973,285         17,148,061
     Leasehold  improvements                                                         166,991            166,991
     Machinery  and  equipment                                                     1,089,341          1,121,069
                                                                                   ---------          ---------
                                                                                  15,229,617         18,436,121
     Accumulated  depreciation                                                    (2,643,867)        (2,945,050)
                                                                                  -----------        -----------
          Property  and  equipment,  net                                          12,585,750         15,491,071

Other  assets
     Investment  in  joint  ventures                                               5,559,057             -
     Note  Receivable  -  related  party                                             725,714            446,641
     Deferred  debt  costs,  net                                                     232,373            118,389
     Deferred  tax  benefit                                                           83,745          2,267,059
     Deposits  and  other  assets                                                    152,440              6,246
                                                                                     -------              -----
          Total  other  assets                                                     6,753,329          2,838,335
                                                                                   ---------          ---------
                                                                            $     35,805,272    $    30,202,869
                                                                            =     ==========    =    ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current  liabilities
     Current  maturities  of  long-term  obligations                        $     2,387,642     $    19,006,549
     Accounts  payable                                                            1,965,179           1,498,679
     Accrued  expenses                                                              785,867             622,357
                                                                                    -------             -------
                    Total  current  liabilities                                   5,138,688          21,127,585

Long-term  obligations,  less  current maturities                                18,004,574               -

Commitments  and  contingencies                                                      -                    -

Stockholders'  equity
     Preferred  stock  -  $.001  par  value;  authorized  2,000,000  shares;
       0  shares  outstanding  at May 31, 2001 and February 28, 2002.                -                    -
     Common  stock  -  $.001  par  value;  authorized  20,000,000  shares;
       issued  and  outstanding  2,661,723  shares  at  May  31,  2001  and
      February  28,  2002                                                            2,661               2,661
     Additional  paid-in  capital                                               13,902,909          13,902,909
     Deferred  compensation                                                         -                  (66,300)
     Retained  earnings  (accumulated  deficit)                                    871,230          (2,735,110)
     Common  stock  held  in  treasury,  at  cost  -  640,226  shares  at
       May 31, 2001 and 480,226 shares at February 28, 2002                     (2,114,790)         (2,028,876)
                                                                                -----------        -----------
                    Total  stockholders'  equity                                12,662,010           9,075,284
                                                                                ----------         -----------
                                                                          $     35,805,272     $    30,202,869
                                                                          =     ==========     =    ==========

*Condensed  from  audited  Financial  Statements

The accompanying notes are an integral part of these condensed financial statements

                                                                       FORM 10-Q

            INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                           Three  Months  Ended                     Nine  Months  Ended
                                                               February  28,                            February  28,
                                                        2001                 2002                  2001              2002
                                                     -----------         -----------           -----------      ------------
Revenues
     Net sales                                      $4,318,505           $4,065,845             $14,147,234      $11,665,304
     Aircraft  operations                                -                   -                      171,579          -
     Lease  and  service  revenue                      902,706              720,000               2,347,403        1,993,882
      ---          ---------
                    Total  revenues                  5,221,211            4,785,845              16,666,216       13,659,186

Cost  of  sales                                      3,541,039            2,919,164              11,213,916        8,599,654
Selling, general and administrative expenses         1,340,590              940,439               4,226,643        3,233,930
Depreciation and amortization                          275,695              380,582                 791,446          865,580
                                                       -------              -------                 -------          -------
                    Total  operating costs           5,157,324            4,240,185              16,232,005       12,699,164
Equity  in  net  earnings  (loss)  of
  unconsolidated  subsidiaries                         412,250             (168,898)              1,391,839          172,520
Impairment  of  investment  in  joint  venture          -                    -                       -            (6,024,320)
                                                   -----------          -----------              ----------       -----------
           Earnings  (loss)  from  operations          476,137              376,762               1,826,050       (4,891,778)

Interest  expense                                      497,019              273,750               1,510,678        1,041,301
Interest  income  and  other  income                  (101,312)              (9,928)               (100,578)        (216,128)
                                                      ---------           ---------               ---------        ---------
           Earnings (loss) before income taxes          80,430              112,940                 415,950       (5,716,951)

Provision  (benefit)  for  income  taxes                50,647              42,279Z                 199,507       (2,110,611)
                                                      ---------          ----------               ---------       ----------

                    Net  earnings  (loss)         $     29,783        $      70,661              $  216,443     $ (3,606,340)
                                                        =======          ===========              =========       ===========


Per  share  data:
     Earnings  (loss)  per  share  available
       for  common  stockholders  -  basic        $       0.01        $        0.03              $     0.10     $      (1.70)

     Weighted  average  number  of  common
       stock  outstanding  -  basic                  2,190,198            2,181,497               2,190,198        2,127,578
                                                     =========            =========               =========        =========


     Earnings  (loss)  per  share  available
       for  common  stockholders  -  diluted      $       0.01        $        0.03              $     0.10     $      (1.70)

     Weighted  average  number  of  common
       stock  outstanding  -  diluted                2,190,198            2,323,402               2,200,034        2,127,578
                                                     =========            =========               =========        =========

The accompanying notes are an integral part of these condensed financial statements

                                                                       FORM 10-Q

            INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                    Nine  Months  Ended
                                                                                       February  28,
                                                                                2001                  2002
                                                                            ------------          ------------
Cash  flows  from  operating  activities:
     Net  earnings  (loss)                                                 $     216,443     $     (3,606,340)
     Adjustments  to  reconcile  net  earnings  (loss)  to  net  cash provided  by  operating  activities:
          Impairment  of  investment  in  joint  venture                            -               6,024,320
          Depreciation  and  amortization                                        758,518              865,580
          Equity  in  net  earnings  of  unconsolidated  subsidiaries
                                                                              (1,494,314)            (172,520)
          Provision  (benefit)  for  income  taxes                               242,632           (2,110,611)
          Changes  in  other  assets  and  liabilities                         4,936,190              581,746
                                                                              ----------           ----------
                    Total  adjustments                                         4,443,026            5,188,515

                    Net cash provided by operating activities                  4,659,469            1,582,175

Cash  flows  from  investing  activities:
     Capital  equipment  additions                                               (19,596)             (31,728)
     Investment  in  unconsolidated  joint  ventures                            (380,382)             (48,595)
     Distributions  received  from  joint  venture,  net                         270,000              140,886
     Additions  to aircraft and engines held for lease, net                   (5,456,699)            (357,398)
     Payment  of  notes  receivable                                                 -                 215,709
                                                                              ----------            ----------
                    Net  cash  used in investing activities                   (5,586,677)             (81,126)

Cash  flows  from  financing  activities:
     Net  increase  (decrease)  in  debt  obligations                            405,664           (1,385,667)
                                                                               ---------            ---------

                    Net  cash  used  in  financing  activities                   405,664           (1,385,667)
                                                                               ---------          -----------

Net  increase  (decrease)  in  cash                                             (521,544)             115,382
Cash  and  cash  equivalents  at  beginning  of  period                          721,111               70,290
                                                                               ---------          -----------

Cash  and  cash  equivalents at end of period                              $     199,567           $  185,672
                                                                           =     =======           =  =======


The accompanying notes are an integral part of these condensed financial statements

           INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain adjustments (consisting only of normal and recurring adjustments) necessary to present fairly International Airline Support Group, Inc. and Subsidiaries' condensed consolidated balance sheets as of May 31, 2001 and February 28, 2002, the condensed consolidated statements of operations for the three and nine months ended February 28, 2001 and February 28, 2002, and the condensed consolidated statements of cash flows for the nine months ended February 28, 2001 and February 28, 2002.

     The accounting policies followed by the Company are described in the May 31, 2001 financial statements.

     The results of operations for the three and nine months ended February 28, 2002 are not necessarily indicative of the results to be expected for the full year.

2.     Inventories  consisted  of  the  following:

                                   May  31,  2001       February  28,  2002
                                   --------------       -------------------

     Aircraft  parts                 $  6,644,053              $  6,014,870
     Aircraft  and  Engines
        available  for  sale            5,827,818                 2,244,828
                                     ------------               -----------
                                     $ 12,471,871              $  8,259,698
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

     Financial Accounting Standards Board (FASB) Statement 128 "Earnings Per Share" was adopted by the Company on January 1, 1998 and requires the dual presentation of basic and diluted earnings per share on the face of the statement of earnings. The reconciliation between the computations is as follows:

Three  Months
Ended              Net                Basic      Basic     Diluted     Diluted
February  28,     Earnings  (loss)    Shares      EPS      Shares          EPS
-------------     ----------------    ------      ---      ------          ---
2001               $    29,783     2,190,198     $ 0.01     2,190,198    $0.01
2002               $    70,661     2,181,497     $ 0.03     2,323,402    $0.03

Nine  Months
Ended            Net                  Basic    Basic    Diluted        Diluted
February  28,    Earnings  (loss)     Shares    EPS    Shares             EPS
-------------    ----------------     ------    ---     ------            ---
2001           $   216,443         2,190,198   $ 0.10  2,200,034       $ 0.10
2002           $(3,606,340)        2,127,578   $(1.70) 2,127,578       $(1.70)

           INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

3.     Earnings  Per  Share  (cont.):

     Stock options to purchase 417,774 shares of the Company's common stock at exercise prices ranging from $2.75 to $3.31 have been excluded from the diluted share calculation for the three months ended February 28, 2002 as the exercise prices are greater than the Company's average stock price during the period. Stock options to purchase 767,774 shares of the Company's common stock at exercise prices ranging from $0.55 to $3.31 have been excluded from the diluted share calculation for the nine months ended February 28, 2002 as the Company incurred a net loss in the period and their inclusion would have been anti-dilutive.

     In August 2001, the Board of Directors approved the adoption of a Restricted Stock Plan (the "Plan") to make restricted stock grants to employees of the Company. The Board reserved 167,800 shares of the Company's common stock to be issued under the Plan. On September 1, 2001, the Company issued 160,000 shares of the Company's common stock under the Plan from the Company's treasury stock. The stock issued pursuant to the Plan vests if the employee participating in the Plan remains in the Company's employ on the fifth anniversary of the date of the grant to the employee. If the employee ceases to be an employee of the Company prior to the fifth anniversary date, the employee forfeits the shares of restricted stock issued to him or her, with certain exceptions. Accordingly, the Company recorded Deferred Compensation of $85,914 upon issuance of the stock and amortized $9,805 and $19,614 into expense during the three and nine months ended February 28, 2002 respectively.

4.     Credit  Facility:

     The Credit Agreement originally entered into by the Company in October of 1996 provided for a $3 million term loan and up to an $11 million revolving credit. The Credit Agreement has been amended to create several new term loan facilities and to increase the revolving credit to $14 million (collectively referred to as the "Credit Facility"). The revolving credit facility and the term loan facilities mature on December 2005. The interest rate that the Company is assessed is subject to fluctuation and may change based upon certain financial covenants. As of March 29, 2002, the interest rate under the Credit Facility was the lender's base rate minus 0.25% (4.50%). The Credit Facility is secured by substantially all of the assets of the Company and availability of amounts for borrowing is subject to certain limitations and restrictions. Such limitations and restrictions are discussed in the Company's Proxy Statement/Prospectus filed with the Securities and Exchange Commission on August 29, 1996 and in the Amendments to the Credit Facility filed on various dates as listed below in Item 6. Exhibits and Reports on Form 8-K.

           INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

4.     Credit  Facility  (cont.):

As of the date hereof, the Company was not in compliance with the covenant set forth in the Credit Agreement that requires the Company to maintain a specified amount of consolidated tangible net worth. The Company was not in compliance with the covenant because of the impairment of its investment in the Air 41 Joint Venture (as defined below). Had Air 41 not written down its investment in its aircraft, the Company would be in compliance with all of the covenants in its Credit Agreement. The circumstances resulting in the impairment are described below in Note 7--Unconsolidated Subsidiaries and Note 8--Recent Events. As a result of the default, $16,666,549 of the Company's total long-term debt has been classified as a current liability in the accompanying balance sheet at February 28, 2002. The Company is negotiating an amendment to the Credit Agreement that, among other things, would cure the default by reducing the amount of consolidated tangible net worth that the Company is required to maintain. The Company believes that the amendment will be executed prior to the end of its current fiscal year on May 31, 2002. The Company's senior lender has agreed that it will not refuse to extend credit to the Company under the revolving credit facility due to the occurrence of the default. If the amendment is not executed by the lender, the Company's liquidity would be significantly impacted which could result in the inability of the Company to satisfy its obligations in the normal course of business.

5.     Supplemental  Cash  Flow  Disclosures:

     Cash payments for interest were $1,368,000 and $964,000 for the nine months ended February 28, 2001 and February 28, 2002, respectively. Cash and cash equivalents include $54,000 and $43,000 of restricted cash at May 31, 2001 and February 28, 2002, respectively. Restricted cash includes customer receipts deposited into the Company's lockbox account, which are applied the next business day against the outstanding amount of the Credit Facility, and customer deposits on aircraft and engines leases.

6.     Related  Party  Transactions:

     The Company had notes receivables from an affiliate in the principal amount of $588,000 as of February 28, 2002, relating to loans provided to North-South Airways, which are secured by aircraft operated by the airline. The loans are priced at market rates, ranging from 8.75% to 9.50%, with monthly principal payments extending through August 2004. For more information, see Note 7 - Unconsolidated Subsidiaries.

     As of February 28, 2002, the Company leased six EMB-120 aircraft to North-South Airways. The leases originated from September 2000 to February 2002 and have three-year terms. The leases contain similar terms and conditions to other EMB-120 aircraft leases completed by the Company. Total lease revenue from these aircraft leases was $450,000and $900,000 for the three and nine months ended February 28, 2002. As of February 28, 2002 and May 31, 2001, the Company had receivables due from North-South Airways, in addition to the notes discussed in the previous paragraph, of $412,000 and $80,000, respectively, related to unsecured advances made by the Company.

           INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

7.     Unconsolidated  Subsidiaries:

     On September 16, 1998, the Company entered into a joint venture (the "Air 41 Joint Venture") for the acquisition of 20 DC-9-41H aircraft from Scandinavian Airlines System ("SAS"). The aircraft were leased back to SAS and the leases had an average term of 39 months. The Company's original investment in the Air 41 Joint Venture was approximately $1.5 million. The Company's Air 41 Joint Venture partner is AirCorp, Inc., a privately held company. The aircrafts were financed through the joint venture, utilizing non-recourse debt to the partners. In connection with this financing, the Company was required to post a $1.15 million letter of credit. The letter of credit is drawable, up to the letter of credit amount, with respect to an event of default under the Air 41 loan agreement. If a drawing is made, the Company's outstanding revolving debt would be increased by the drawing amount, resulting in additional interest expenses. As of the date hereof, the Company's lender has not received any default notice. Substantially all of the Air 41 Joint Venture's cash flow is pledged to service the non-recourse debt. The Air 41 Joint Venture is accounted for under the equity method and the leases are treated as operating leases.

     As a result of the recent events discussed below in Note 8--Recent Events, the Company recorded an impairment charge of $6,024,320 related to its Air 41 Joint Venture in the second quarter of fiscal 2002. Before the $6,024,320 write down in the aircraft of the Air 41 Joint Venture, Equity in Net Earnings of Unconsolidated Joint Ventures related to the Air 41 Joint Venture for the first six months of fiscal 2002 was $600,000. This write down was a non-cash charge.

     The Air 41 Joint Venture is in discussion with certain carriers for the re-lease of these aircraft as they are returned off-lease, however there can be no assurance that any of these aircraft will be able to be re-leased on as favorable terms, if at all. Should the Air 41 Joint Venture be unable to re-lease or sell these aircraft, the Company's stated operating income would be significantly impacted. Furthermore, because substantially all of the Air 41 Joint Venture's cash flow is pledged to service its debt, the Company does not expect to receive cash distributions from the Air 41 Joint Venture in the near future. Although the Air 41 Joint Venture had positive operating earnings during the three months ended February 28, 2002, the Air 41 Joint Venture decided to take an additional impairment charge of $656,000 against net operating income, resulting in no before-tax earnings, and the Air 41 Joint Venture will continue to take such a reserve until the Air 41 Joint Venture gets more aircraft released.

     The Company is exploring opportunities for the aircraft after the end of the term of the leases with SAS. Such opportunities include leasing the aircraft to one or more different lessees, selling the aircraft, parting out the aircraft, or directly placing the aircraft into either passenger or cargo service whereby the Company may have a principal interest in an airline.

     During the second quarter of fiscal 2001, the Company's regional airline subsidiary, doing business as North-South Airways, sold additional shares of stock raising approximately $1,000,000. This sale of stock reduced the Company's ownership interest in North-South Airways from 100% to approximately 35%. Accordingly commencing September 1, 2000, the Company is accounting for its investment in North-South Airways under the equity method. Equity in Net Loss of Unconsolidated Joint Ventures related to North-South Airways was $169,000 and $428,000 for the three and nine months ended February 28, 2002, respectively.

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

Given the recent events, the Air 41 Joint Venture evaluated the market value of its aircraft and determined that their value was negatively impacted by the events described above. As a result of such impairment, the Air 41 Joint Venture wrote down the carrying value of its aircraft, which was reflected as a write down to the investment in IASG's unconsolidated subsidiaries. As of February 28, 2002, the Company's investment in the Air 41 Joint Venture was completely written off. Although there was no cash flow impact, the write down to the Air 41 Joint Venture has a negative impact on the Company's statement of operations and overall net worth. As of February 28, 2002, seven of the AIR 41 Joint Venture aircraft were off lease. Although it is actively marketing these aircraft, there can be no assurance that any of these aircraft will be able to be re-leased on as favorable terms.

     Although the Air 41 Joint Venture had positive operating earnings, the Air 41 Joint Venture decided to take an additional impairment charge of $656,000 against net operating income, resulting in no before-tax earnings, and the Air 41 Joint Venture will continue to take such a reserve until the Air 41 Joint Venture gets more aircraft released.

9.     Net  Operating  Loss  Carryforwards:

     As of February 28, 2002, the Company had net operating loss carryforwards for federal tax purposes of approximately $11.3 million, which results in a deferred tax asset of approximately $4.2 million. The Company's policy is to record a valuation allowance against its deferred tax assets if the Company believes that it is more likely than not that it will not recognize the deferred tax benefits. Based on the Company's recent earnings history and management's estimate of future profits, the Company believes that it is more likely than not that its future profits and the expected timing of temporary difference reversals will be sufficient to realize these benefits. However, management will continue to monitor the realizability of these benefits. If in the future the Company no longer believes that it is more likely than not that it will recognize the deferred tax benefits, a valuation allowance will be recorded, which could have a significant impact on the Company's statement of earnings and net worth.

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

RESULTS  OF  OPERATIONS:
------------------------

Revenues
--------

     Total revenue for the three and nine months ended February 28, 2002 was $4.8 million and $13.7 million, respectively, compared to $5.2 million and $16.7 million, respectively, during the three and nine months ended February 28, 2001. Net sales for the three and nine months ended February 28, 2002 were $4.1 million and $11.7 million, respectively, compared to $4.3 million and $14.1 million, respectively, during the three and nine months ended February 28, 2001. Net sales include parts sales as well as aircraft and engine sales. The decreases in parts and engine sales of $4.5 million during the nine months ended February 28, 2002 were partially off set by $1.5 million inaircraft sales. There were no aircraft sales during the nine months ended February 28, 2001. Net sales have been negatively impacted due to increased pricing pressure arising from the financial difficulties of many airlines and other spare parts redistributors. The airlines have faced significant declines in traffic, while banks are electing to liquidate insolvent competitors as opposed to reorganization. The Company has attempted to offset and mitigate these negative sales trends by expanding its product lines, but no assurances can be made that sales revenue will increase in the short term. Although the events of September 11, 2001 have certainly exacerbated these negative trends, the Company was already experiencing these trends due to an overall slowdown in the aviation industry as a whole causing decreased demand for the Company's inventory sales. Aircraft and engine sales are unpredictable transactions and may fluctuate significantly from year to year, dependent, in part, upon the Company's ability to purchase an aircraft or engine at an attractive price and resell it within a relatively brief period of time, as well as the overall market for used aircraft or engines. Lease and service revenue decreased to $720,000 for the three months ended February 28, 2002 from $903,000 for the three months ended February 28, 2001, primarily due to fewer assets being under lease. Lease and service revenue decreased to $2.0 million for the nine months ended February 28, 2002 from $2.3 million for the nine months ended February 28, 2001, primarily due to fewer assets under lease during the second and third quarter of fiscal 2002. There was no revenue from aircraft operations for the three or nine months ended February 28, 2002, because commencing September 1, 2000, the Company began accounting for its investment in North-South Airways under the equity method.

Cost  of  Sales
---------------

     Cost of sales decreased 17.1% from $3.5 million during the three months ended February 28, 2001 to $2.9 million during the three months ended February 28, 2002. This decrease was primarily due to the decrease in sales in this period. For the nine months ended February 28, 2002, cost of sales decreased 23.2% from $11.2 million during the nine months ended February 28, 2001 to $8.6 million during the nine months ended February 28, 2002. The decrease was due primarily to a corresponding decrease in revenue. As a percentage of total revenues, cost of sales for the three and nine months ended February 28, 2001 was 68% and 67%, respectively, compared to 61% and 63% during the three and nine months ended February 28, 2002, respectively. The decrease in cost of sales as a percentage of total revenue for the three and nine months period is due to the increased percentage of the higher margin parts sale and increased parts exchange, which typically carry a higher margin than parts sale, during the corresponding period.

           INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES


Selling,  General  and  Administrative  Expenses
------------------------------------------------

     Selling, general and administrative expenses decreased 29.9% from $1.3 million during the three months ended February 28, 2001 to $940,000 during the three months ended February 28, 2002. Selling, general and administrative expenses decreased 23.5% from $4.2 million during the nine months ended February 28, 2001 to $3.2 million during the nine months ended February 28, 2002. The decrease in selling, general and administrative expenses for fiscal 2002 was primarily due to decreases in salaries, accrued bonuses, commissions, travel, entertainment and telephone expenses, professional fees, advertising and promotion expenses, partially offset by slightly increased insurance expenses, rent and owned aircraft expenses.

Impairment  of  Investment  in  Joint  Venture
----------------------------------------------

     Given the events of September 11, 2001, the Air 41 Joint Venture evaluated the market value of its aircraft and determined that their value was negatively impacted by these events. As a result of such impairment, the Air 41 Joint Venture wrote down the carrying value of its aircraft, which was reflected as a write down to the investment in IASG's joint venture and an impairment charge of $6,024,000 in the second quarter of fiscal 2002 (see Recent Events).

     Although the Air 41 Joint Venture had positive operating earnings, the Air 41 Joint Venture decided to take an additional reserve as deferred revenue against net operating income, resulting in no before-tax earnings, and the Air 41 Joint Venture will continue to take such a reserve until the Air 41 Joint Venture gets more aircraft released. For the three months ended February 28, 2002, the Air 41 Joint Venture has taken an additional impairment charge of $656,000.

Depreciation  and  Amortization
-------------------------------

     Depreciation and amortization for the three and nine months ended February 28, 2002 totaled $381,000 and $866,000, respectively, compared to $276,000 and $791,000, respectively, for the three and nine months ended February 28, 2001, respectively.

Interest  Expense
-----------------

     Interest expense for the three and nine months ended February 28, 2002 was $274,000 and $1,014,000, respectively, compared to $497,000 and $1,511,000 for the three and nine months ended February 28, 2001, respectively. This decrease in interest expense was due to lower interest rates during the corresponding periods.

Net  Earnings
-------------

     As a result of the above, Earnings per share - diluted for the third quarter of fiscal 2001 were $0.01, based on 2,190,198 weighted average shares outstanding, compared to earnings per share - diluted for the third quarter of fiscal 2002 of $0.03, based on 2,323,402 weighted average shares outstanding. Earnings per share - diluted for the first nine months of fiscal 2001 were $0.10 per share - diluted, based on 2,200,034 weighted average shares outstanding, compared to loss per share - diluted for the first nine months of fiscal 2002 of $(1.70) per share - diluted, based on 2,127,578 weighted average shares outstanding.

           INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES


Liquidity  and  Capital  Resources
----------------------------------

     The Credit Agreement originally entered into by the Company in October of 1996 provided for a $3 million term loan and up to an $11 million revolving credit. The Credit Agreement has been amended to create several new term loan facilities and to increase the revolving credit to $14 million (collectively referred to as the "Credit Facility"). The revolving credit facility and the term loan mature on December 2005. The interest rate that the Company is assessed is subject to fluctuation and may change based upon certain financial covenants. As of March 29, 2002, the interest rate under the Credit Facility was the lender's base rate minus 0.25% (4.50%). The Credit Facility is secured by substantially all of the assets of the Company and the availability of amounts for borrowing is subject to certain limitations and restrictions. Such limitations and restrictions are discussed in the Company's Proxy Statement/Prospectus filed with the Securities and Exchange Commission on August 29, 1996 and in the Amendments to the Credit Facility filed on various dates as listed below in Item 6. Exhibits and Reports on Form 8-K.

     As of the date hereof, the Company was not in compliance with the covenant set forth in the Credit Agreement that requires the Company to maintain a specified amount of consolidated tangible net worth. The Company was not in compliance with the covenant because of the impairment of its investment in the Air 41 Joint Venture. Had Air 41 not written down its investment in its aircraft, the Company would be in compliance with all of the covenants in its Credit Agreement. The circumstances resulting in the impairment are described above under the caption "Impairment of Investment in Joint Venture." As a result of the default, $16,666,549 of the Company's total long-term debt has been classified as a current liability in the accompanying balance sheet at February 28, 2002. The Company is negotiating an amendment to the Credit Agreement that, among other things, would cure the default by reducing the amount of consolidated tangible net worth that the Company is required to maintain. The Company believes that the amendment will be executed prior to the end of its current fiscal year on May 31, 2002. The Company's senior lender has agreed that it will not refuse to extend credit to the Company under the revolving credit facility due to the occurrence of the default. If the amendment is not executed by the lender, the Company's liquidity would be significantly impacted which could result in the inability of the Company to satisfy its obligations in the normal course of business. At April 9, 2002, the Company was permitted to borrow up to an additional $1.4 million pursuant to the revolving credit facility. As operations are currently conducted, the Company believes that amounts available to be borrowed pursuant to the Credit Agreement and its working capital will be sufficient to meet the requirements of the Company's business.

     In connection with the financing for the Air 41 Joint Venture (see Footnote 7, Unconsolidated Subsidiaries), the Company was required to post a $1.15 million letter of credit. The letter of credit is drawable, up to the letter of credit amount, with respect to an event of default under the Air 41 loan agreement. If a drawing is made, the Company's outstanding revolving debt amount would be increased by the drawing amount, resulting in additional interest expenses. As of the date hereof, the Company's lender has not received any default notice.

Net cash provided by operating activities for the nine months ended February 28, 2002 and February 28, 2001 was $1,582,000 and $4,659,000, respectively. The cash provided by operating activities for nine months ended February 28, 2001 was due primarily the result of the addition of aircraft and engines held for lease. The cash provided by operating activities for the nine months ended February 28, 2002 was due primarily to the net earnings for the period before the non-cash charge for the impairment of investment.

           INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES

-------------------------------------------

     Net cash used for investing activities for the nine months ended February 28, 2001 amounted to $5,587,000 compared to $81,000 for the nine months ended February 28, 2002. The net cash used for investing activities for the nine months ended February 28, 2001 was primarily the result of addition of aircraft and engines held for lease. The net cash used for investing activities for the nine months ended February 28, 2002 was primarily the result of addition of aircraft and engines held for lease partially offset by the payment of notes receivable from the Company's subsidiary as a result of the sale of an aircraft.

Net cash provided by financing activities for the nine months ended February 28, 2001 amounted to $406,000 compared to $1,386,000 for net cash used in financing activities for the nine months ended February 28, 2002. The net cash provided by financing activities for the nine months ended February 28, 2001 was primarily the result of a net increase in debt obligations. The net cash used in financing activities for the nine months ended February 28, 2002 was primarily the result of a net decrease in debt obligations.

     As of February 28, 2002, the Company had net operating loss carryforwards for federal tax purposes of approximately $11.3 million, which results in a deferred tax asset of approximately $4.2 million. The Company's policy is to record a valuation allowance against its deferred tax assets if the Company believes that it is more likely than not that it will not recognize the deferred tax benefits. Based on the Company's recent earnings history and management's estimate of future profits, the Company believes that it is more likely than not that its future profits and the expected timing of temporary difference reversals will be sufficient to realize these benefits. However, management will continue to monitor the realizability of these benefits. If in the future the Company no longer believes that it is more likely than not that it will recognize the deferred tax benefits, a valuation allowance will be recorded, which could have a significant impact on the Company's statement of earnings and net worth.

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

           INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES

-----------------------

     As of February 28, 2002, seven of the AIR 41 Joint Venture aircraft were off lease. Although it is actively marketing these aircraft, the AIR 41 Joint Venture currently has only one commitment related to the disposition of these aircraft. Given the recent events, the Air 41 Joint Venture evaluated the market value of its aircraft and determined that their value was negatively impacted by the events described above. As a result of such impairment, the Air 41 Joint Venture wrote down the carrying value of its aircraft, which was reflected as a write down to the investment in IASG's unconsolidated subsidiaries. As of February 28, 2002, the Company's investment in the Air 41 Joint Venture was completely written off. Although there is no cash flow impact, the write down to the Air 41 Joint Venture had a negative impact on the Company's statement of earnings and overall net worth.

Although the Air 41 Joint Venture had positive operating earnings, the Air 41 Joint Venture decided to take an additional reserve as deferred revenue against net operating income, resulting in no before-tax earnings, and the Air 41 Joint Venture will continue to take such a reserve until the Air 41 Joint Venture gets more aircraft released. As of February 28, 2002, the Air 41 Joint Venture has taken an additional reserve of $656,000 as deferred revenue.

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

           INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES


ITEM  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK.

     The Company is exposed to market risks that may impact the Consolidated Balance Sheets, Consolidated Statements of Operations and Consolidated Statements of Cash Flows due to changing interest rates. The Company does not currently participate in any significant hedging activities, nor does it currently utilize any significant derivative financial instruments. However, interest rate fluctuations expose the Company's variable-rate debt to changes in interest expense and cash flows. The Company's variable-rate debt, primarily short-term secured borrowings, amounted to approximately $19 million at February 28, 2002. Based on outstanding borrowings at quarter-end, a 10% adverse change in market interest rates at February 28, 2002 would result in additional after-tax interest expense of approximately $21,000 and $63,000 for the three and nine months ended February 28, 2002, respectively.

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

Item  3.  DEFAULTS  UPON  SENIOR  SECURITIES

     As of the date hereof, the Company was not in compliance with the covenant set forth in the Credit Agreement that requires the Company to maintain a specified amount of consolidated tangible net worth. The Company was not in compliance with the covenant because of the impairment of its investment in the Air 41 Joint Venture. Had Air 41 not written down its investment in its aircraft, the Company would be in compliance with all of the covenants in its Credit Agreement. As a result of the default, $16,666,549 of the Company's total long-term debt has been classified as a current liability in the accompanying balance sheet at February 28, 2002. The Company is negotiating an amendment to the Credit Agreement that, among other things, would cure the default by reducing the amount of consolidated net worth that the Company is required to maintain. The Company believes that the amendment will be executed prior to the end of its current fiscal year on May 31, 2002. The Company's senior lender has agreed that it will not refuse to extend credit to the Company under the revolving credit facility due to the occurrence of the default. If the amendment is not executed by the lender the Company's liquidity would be significantly impacted which could result in the inability of the Company to satisfy its obligations in the normal course of business

Item  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

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

 10.18   Securities Purchase            Incorporated by reference to Exhibit 10.18 to the Company's
         Agreement, dated September,    Quarterly Report for the quarter ended November 30, 2000
         18, 2000, among Diamond
         Aviation, Inc., the Registrant
         And the purchasers named therein.

 10.19   Stockholders Agreement, dated  Incorporated by reference to Exhibit 10.19 to the Company's
         September 18, 2000, among      Quarterly Report for the quarter ended November 30, 2000
         Diamond Aviation, Inc., and
         The stockholders therof.

 10.20   international Airline Support  Incorporated by reference to Exhibit 10.19 to the Company's
         Group, Inc. Broad-Based        Quarterly Report for the quarter ended August 31, 2001




          (b)     Reports  on  Form  8-K
                  ----------------------

     None

           INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL  AIRLINE  SUPPORT  GROUP,  INC.
--------------------------------------------
            (Registrant)



/s/John  Wang     April  15,  2002
-------------     ----------------
John  Wang        Date
VP  Finance  and  Chief  Accounting  Officer