Form 10-K
period 2002-05-31
INTERNATIONAL AIRLINE SUPPORT GROUP INC
filed 2002-08-29
CIK 859307

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                    FORM 10-K

             FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS
               13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

[X]     Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
Act  of  1934  for  the  fiscal  year  ended  MAY  31,  2002
                                              --------------

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     At August 15, 2002, the aggregate market value of common stock held by non-affiliates of the Registrant was approximately $1,512,246.

     The number of shares of the Registrant's Common Stock outstanding as of August 15, 2002 was 2,151,497.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the Proxy Statement for the 2002 Annual Meeting of the Company's Stockholders are incorporated by reference in Parts III and IV.

                    INTERNATIONAL AIRLINE SUPPORT GROUP INC.
                           ANNUAL REPORT ON FORM 10-K
                     FOR THE FISCAL YEAR ENDED MAY 31, 2002



                                TABLE OF CONTENTS
                                -----------------

                                                                            PAGE
                                                                            ----

PART  I                                                                       1
Item  1.     Business                                                         1
Item  2.     Properties                                                      11
Item  3.     Legal  Proceedings                                              11
Item  4.     Submission  of  Matters  to  a  Vote  of  Security  Holders     11
PART  II                                                                     12
Item  5.     Market  for  the  Registrant's Common Stock and Related
             Stockholder
Matters                                                                      12
Item  6.     Selected  Financial  Data                                       13
Item  7.     Management's  Discussion  and  Analysis  of Financial
             Condition and
Results  of  Operations.                                                     14
Item 7A.     Quantitative and Qualitative Disclosures about Market Risk      19
Item  8.     Financial  Statements  and  Supplementary  Data                 19
Item  9.     Changes  in  and  Disagreements  with Accountants on
             Accounting and
Financial  Disclosure                                                        20
PART  III                                                                    21
Item  10.     Directors  and  Executive  Officers  of  the  Registrant       21
Item  11.     Executive  Compensation                                        21
Item  12.     Security  Ownership  of  Certain Beneficial Owners and
              Management                                                     21
Item  13.     Certain  Relationships  and  Related  Transactions             21
PART  IV                                                                     22
Item  14.     Exhibits,  Financial  Statement Schedules and Reports on
              Form 8-K                                                       22
SIGNATURES                                                                   26
              Certifications                                                 26

                      [THIS PAGE INTENTIONALLY LEFT BLANK]

                                     PART I

ITEM  1.     BUSINESS
-------      --------

     THIS ANNUAL REPORT ON FORM 10-K CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED (THE "EXCHANGE ACT"), INCLUDING THE PLANS AND OBJECTIVES OF MANAGEMENT FOR THE BUSINESS, OPERATIONS AND FINANCIAL PERFORMANCE OF THE COMPANY. THE FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS SET FORTH IN THIS ANNUAL REPORT MAY INCLUDE OR RELATE TO, AMONG OTHER THINGS, (I) THE COMPANY'S DEPENDENCE ON ITS SENIOR MANAGEMENT; (II) THE EFFECTS OF THE ECONOMY ON THE COMPANY'S OPERATIONS; (III) THE COMPANY'S ABILITY TO LEASE AND REMARKET AIRCRAFT PROFITABLY; (IV) THE COMPANY'S ABILITY TO ACQUIRE ADDITIONAL INVENTORY ON FAVORABLE TERMS; (V) DECLINE IN DEMAND FOR THE COMPANY'S INVENTORY; (VI) DECLINE IN VALUE OF THE COMPANY'S INVENTORY; (VII) THE CONCENTRATION OF THE COMPANY'S SALES OF PARTS FOR A LIMITED NUMBER OF AIRCRAFT TYPES AND TO A LIMITED NUMBER OF CUSTOMERS; (VIII) THE COMPANY'S PLANS TO BROADEN ITS PRODUCT LINES; (IX) THE COMPANY'S ABILITY TO RESTRUCTURE ITS EXISTING CREDIT FACILITY OR TO OBTAIN AN ALTERNATE SOURCE OF FINANCING; (X) CONSTRAINTS ON COMPANY'S ACCESS TO CAPITAL; AND (XI) THE EXISTENCE OF UNCURED DEFAULTS UNDER THE COMPANY'S CREDIT AGREEMENT. SEE "CAUTIONARY STATEMENTS" HEREIN.

     THE FORWARD-LOOKING STATEMENTS INCLUDED HEREIN ARE BASED UPON CURRENT EXPECTATIONS THAT INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES. THESE FORWARD-LOOKING STATEMENTS ARE BASED UPON ASSUMPTIONS THAT THE CURRENT ECONOMIC ENVIRONMENT, PARTICULARLY IN THE COMMERCIAL AVIATION INDUSTRY, WILL CONTINUE INDEFINITELY; THAT DEMAND FOR THE COMPANY'S PRODUCTS AND SERVICES WILL CONTINUE TO DECLINE FOR THE NEXT SEVERAL YEARS; THAT THE VALUE OF THE COMPANY'S INVENTORY WILL DECLINE AS A RESULT OF THE AVAILABILITY OF LARGE QUANTITIES OF AIRCRAFT PARTS AT LIQUIDATION PRICES; AND THAT THE COMPANY'S ACCESS TO CAPITAL WILL BE LIMITED FOR THE NEXT SEVERAL YEARS. ASSUMPTIONS RELATING TO THE FOREGOING INVOLVE JUDGMENTS WITH RESPECT TO, AMONG OTHER THINGS, FUTURE ECONOMIC, COMPETITIVE AND MARKET CONDITIONS AND FUTURE BUSINESS DECISIONS, ALL OF WHICH ARE DIFFICULT OR IMPOSSIBLE TO PREDICT ACCURATELY AND MOST OF WHICH ARE BEYOND THE CONTROL OF THE COMPANY. ACCORDINGLY, THERE CAN BE NO ASSURANCE THAT THE RESULTS CONTEMPLATED IN SUCH FORWARD-LOOKING INFORMATION WILL BE REALIZED. ANY OF THE FACTORS DISCLOSED ABOVE COULD CAUSE THE COMPANY'S REVENUES OR NET EARNINGS TO DIFFER MATERIALLY FROM PRIOR RESULTS. IN LIGHT OF THE SIGNIFICANT UNCERTAINTIES INHERENT IN THE FORWARD-LOOKING INFORMATION INCLUDED HEREIN, THE INCLUSION OF SUCH INFORMATION SHOULD NOT BE REGARDED AS A REPRESENTATION BY THE COMPANY OR ANY OTHER PERSON THAT THE OBJECTIVES OR PLANS OF THE COMPANY WILL BE ACHIEVED.

GENERAL

     The Company is a leading redistributor of aftermarket aircraft spare parts used primarily for commuter turboprop aircraft, McDonnell Douglas MD-80 and DC-9 aircraft. Management believes that the Company has one of the most extensive inventories of aftermarket Embraer EMB-120 Brasilia, MD-80 and DC-9 parts in the industry. In addition, the Company provides aircraft spare parts for Airbus, Boeing, Lockheed and other McDonnell Douglas and commuter turboprop aircraft. The aircraft spare parts distributed by the Company, including avionics, rotable and expendable airframe and engine parts, are sold to a wide variety of domestic and international air cargo carriers, major commercial and regional passenger airlines, maintenance and repair facilities and other redistributors. The wide variety of aircraft spare parts distributed by the Company are acquired through purchase or consignment of surplus or bulk inventories from airlines, purchases from other redistributors and disassembly of aircraft.

     In addition to being a provider of aircraft spare parts, the Company leverages its industry expertise to purchase, sell and lease aircraft and engines. The Company has periodically acquired, leased and sold a variety of narrow-body commercial jet aircraft, such as Boeing 727 and 737 and McDonnell Douglas MD-80 and DC-9 aircraft, as well as commuter turboprop aircraft, such as Embraer EMB-120 aircraft. The Company currently owns eight Embraer EMB-120 aircraft, five of which are leased. The Company derives revenue from lease payments and seeks to sell spare parts to the lessee both for the leased aircraft and other aircraft in the lessee's fleet. Upon return of the aircraft, the Company either re-leases, sells or disassembles the aircraft for parts in order to achieve the highest utilization of the asset. The Company believes that its aircraft trading activities and its parts redistribution business complement one another.

The Company's other business activities include providing advisory services on parts-inventory disposition to air carriers and other interested parties, including aviation services companies. The Company's advisory services complement its parts sales and aircraft trading and leasing activities by enhancing the Company's reputation as an industry expert in commercial jet and turboprop parts.

The Company's strategy is to maintain its position as a leading redistributor of commuter turboprop, MD-80 and DC-9 aircraft spare parts and to increase its market share in the aircraft parts redistribution industry during this period of significant industry contraction. Key elements of the Company's strategy include:

-     Utilize  Consignment  Agreements  to  Acquire  Inventory
- Increase Sales to Cargo Carriers, Regional Commercial Airlines and Commuter Airlines
-     Broaden  Product  Line
-     Seek  Additional  Bulk  Purchase  Opportunities
-     Continued  Commitment  to  Quality  and  Technological  Innovation

RECENT  DEVELOPMENTS

     In fiscal 1999, the Company entered into a joint venture called Air 41 LLC for the acquisition of 20 DC-9-41H aircraft from Scandinavian Airlines System ("SAS"). The aircraft were leased back to SAS. The Company's initial investment in the joint venture was approximately $1.5 million. The aircraft were financed through the joint venture, utilizing non-recourse debt to the partners. In connection with the financing, the Company was required to post a $1.15 million letter of credit. As a result of the September 11, 2001 terrorist attacks on the U.S. and its impact on the aviation industry, Air 41 LLC re-evaluated the market value of its aircraft and determined that their value was negatively impacted by those attacks. Air 41 LLC wrote down the carrying value of its aircraft, and in the second quarter of fiscal 2002, the Company recorded a non-cash impairment charge in the amount of $6,024,320 related to its investment in the joint venture. The impairment charge eliminated the Company's investment in the joint venture. Accordingly, the Company increased its impairment charge by this amount. During the fourth quarter of fiscal 2002, the lender to the joint venture drew the full amount of the letter of credit, which increased the amount of indebtedness outstanding under the Company's credit agreement by $1.15 million. During the first quarter of fiscal 2003, the joint venture reached an agreement with its lender to transfer its aircraft to the lender in exchange for the cancellation of the joint venture's indebtedness. The lender and the Company executed mutual releases in connection with the agreement between the lender and the joint venture. The Company will receive a payment of $185,000 from the lender upon the consummation of the agreement between the lender and the joint venture.

     During fiscal 2000, the Company acquired a regional cargo airline, which does business as North-South Airways ("NSA"). During the second quarter of fiscal 2001, NSA sold shares of its common stock, reducing the Company's ownership interest from 100% to approximately 35%. The Company sells parts to NSA and leases it three Embraer EMB-120 aircraft. As of May 31, 2002, NSA was in default on the payment of approximately $240,000 of lease payments with respect to the aircraft. The Company intends to seek the return of its aircraft from NSA and to attempt to lease or sell them to other air carriers. The Company believes that it may be unable to collect the unpaid lease payments from NSA. The Company is evaluating the possible sale of its investment in NSA. All the uncollectable advances, trade accounts receivable and notes receivable have been fully reserved.

     The Company obtains working capital and long-term financing for inventory and aircraft acquisitions pursuant to a senior secured credit facility (the "Credit Facility"). As of the date hereof, the Company is not in compliance with certain covenants set forth in its Credit Facility. The Company ceased to be in compliance with the covenants during the second quarter of fiscal 2002 when it recorded a non-cash impairment charge to eliminate the Company's investment in the Air 41 LLC joint venture. As a result of the defaults, the entire principal amount of the indebtedness outstanding under the Credit Facility, approximately $19,719,000, has been classified as current in the accompanying balance sheet at May 31, 2002. Furthermore, as a result of the defaults, the Company's lender could accelerate the Company's obligation to repay the amount of all borrowings outstanding under the Credit Facility, could refuse to extend additional credit to the Company and could foreclose on its lien on the Company's assets. The Company would be unable to continue operations if the lender took such actions. The Company and its lender are negotiating the terms of a revised credit facility. In the negotiations, the Company is, among other things, seeking to delay the repayment of principal amounts due pursuant to the Credit Facility, including a payment in the amount of $216,000 that is due on September 1, 2002 and that the Company will be unable to pay. The Company's lender is currently extending credit under the Credit Facility while the terms of the revised credit facility are being negotiated. The Company has no assurances, however, that the lender will continue to do so. The Company is continuing its negotiations with its lender but has no assurances that it will be able to consummate a revised credit facility with the lender. Accordingly, the Company is pursuing other alternatives to the lender's proposal. Such alternatives include discussions with other potential sources of financing and with companies that might pursue a business combination transaction with the Company. The Company has no assurance that any of such alternatives will materialize.

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

INDUSTRY  OVERVIEW

     The Company's customers include a wide variety of domestic and international air cargo carriers, major commercial, regional and commuter passenger airlines, maintenance and repair facilities and other redistributors. The Company's customers were negatively impacted by the September 11, 2001 terrorist attacks on the U. S. and the decline in the economy. As a result of such events, many air carriers are facing extremely difficult financial situations. In recent months, several carriers ceased operations. Other major carriers sought protection from their creditors by filing bankruptcy petitions. In the current environment, most carriers have significantly reduced the number of flights and aircraft operated, accelerated the retirement of certain types of aircraft and deferred the delivery of new aircraft. The results of the terrorist attacks and the decline in the economy have adversely affected the Company's business and its industry by reducing demand for the industry's products and services and limiting the access to capital. As a result of these industry trends, the Company expects that the aircraft spare parts redistribution market will contract during the next several years.

The Company cannot predict how long the results of the terrorist attacks and downturn in market conditions will adversely affect its industry. The continued impact of the events of September 11, 2001 on the Company's industry depends on a number of factors, including the demand from air carriers for the industry's products and services, the state of the overall economy, whether air travel demand remains at current reduced levels or declines further, the ability of the industry's customers to satisfy their obligations to the industry and the affect, if any, on the value of inventories and equipment on or available for lease, which support the air carriers. Because of the current economic environment, a number of companies in the aircraft parts redistribution industry have encountered financial difficulties. Consequently, many of these companies have been forced to sell inventory at reduced prices in order to generate cash, while many other have simply gone out of business with their creditors liquidating their inventories. The net effect of both of these actions is to put significant pricing pressure on the Company's products and to diminish the value of the Company's inventory.

COMPANY  STRATEGY

     The Company's strategy is to maintain its position as a leading redistributor of commuter turboprop, MD-80 and DC-9 aircraft spare parts and to increase its market share in the aircraft parts redistribution industry during this period of significant industry contraction. Key elements of the Company's strategy include:

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

     Broaden Product Line. Historically, the Company has been a leading distributor of MD-80 and DC-9 spare parts. The Company has expanded its product line to include aftermarket parts for Airbus A-300, McDonnell Douglas DC-10 and Boeing 747 aircraft and certain commuter aircraft including Embraer, Shorts, Saab, de Havilland, British Aerospace and ATR aircraft. In addition, the Company intends to expand further its product line to include parts for other aircraft that are likely to be converted to freighters, such as Boeing 767 and 757 aircraft. As fleets of these aircraft age and as air cargo carriers transition larger portions of their fleets to wide-body aircraft, the Company will seek to capitalize on the demand for parts resulting from the aging and continued use of these aircraft models. Several air cargo carriers currently utilize DC-10, 767, 747 and A-300 series aircraft, and the Company believes use of these models will continue to increase. The Company believes that a significant number of these aircraft types have been or will be converted to cargo use and that its relationship with cargo carriers will provide an advantage in supplying parts for these aircraft to such customers. The Company also believes that there is a significant opportunity for the redeployment of the Embraer EMB-120 and ATR aircraft as cargo aircraft, as commuter carriers convert their fleets to small jet aircraft. The Company has converted three of the eight EMB-120 aircraft that it owns to full cargo configuration. The Company intends to convert its remaining EMB-120 aircraft if customer demand for the EMB-120 cargo variant justifies the conversion cost.

     Utilize Consignment Agreements to Acquire Inventory. In recent years, the Company acquired most of its aircraft parts inventory by purchasing large numbers of parts in bulk from aircraft operators. The Company has recently begun to acquire inventory by means of strategic consignment arrangements. Pursuant to a consignment arrangement, an aircraft operator or financial institution permits the Company to market and sell an inventory of aircraft parts. The Company receives a percentage of the sales price of a consigned part. Consignment arrangements allow the Company to obtain parts inventory on a favorable basis without committing its capital to purchasing inventory. The Company's margins on sales of consigned parts are, however, typically lower than margins realized on sales of parts acquired by other methods. The Company believes that its market presence, experience in evaluating parts inventories and sophisticated management information systems will enable the Company to enter into additional consignment arrangements.

Seek Additional Bulk Purchase Opportunities. The Company will continue to seek opportunities to purchase large spare parts inventories in bulk. The Company cannot predict when such opportunities will arise and such opportunities are dependent on the Company's ability to access capital. Bulk purchase opportunities arise when airlines, in order to reduce capital requirements, sell large amounts of inventory in a single transaction, when inventories of aircraft spare parts are sold in conjunction with corporate restructurings or reorganizations or when an aircraft operator realigns its aircraft fleet, reducing the number of or exiting a particular aircraft model. Bulk inventory purchases allow the Company to obtain large inventories of aircraft spare parts at a lower cost than can ordinarily be obtained by purchasing parts on an individual basis. Therefore, the Company realizes higher gross margins on sales of parts acquired by bulk purchases, as opposed to other methods. However, bulk inventory purchases require a commitment of the Company's capital.

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

AIRCRAFT  SPARE  PARTS

     Aircraft spare parts can be categorized by their ongoing ability to be repaired and returned to service. The general categories are as follows: (i) rotable, (ii) repairable and (iii) expendable. A rotable is a part which is removed periodically as dictated by an operator's maintenance program or on an as-needed basis and is typically repaired or overhauled and re-used an indefinite number of times. An important subset of rotables is life limited parts. A life limited rotable has a designated number of allowable flight hours and/or cycles (one take-off and landing generally constitutes one cycle) after which it is rendered unusable. A repairable is similar to a rotable except that it can only be repaired a limited number of times before it must be discarded. An expendable is generally a part which is used and not thereafter repaired for further use.

     Aircraft spare parts' conditions are classified within the industry as (i) factory new, (ii) new surplus, (iii) overhauled, (iv) serviceable and (v) as removed. A factory new or new surplus part is one that has never been installed or used. Factory new parts are purchased from manufacturers or their authorized distributors. New surplus parts are purchased from excess stock of airlines, repair facilities or other redistributors. An overhauled part has been completely disassembled, inspected, repaired, reassembled and tested by a licensed repair facility. An aircraft spare part is classified serviceable if it is repaired by a licensed repair facility rather than completely disassembled as in an overhaul. A part may also be classified serviceable if it is removed by the operator from an aircraft or engine while operating under an approved maintenance program and is functional and meets any manufacturer or time and cycle restrictions applicable to the part. With appropriate documentation, a factory new, new surplus, overhauled or serviceable part designation indicates that the part can be immediately utilized on an aircraft. A part in as removed condition requires functional testing, repair or overhaul by a licensed facility prior to being returned to service in an aircraft. The aircraft spare parts sold by the Company include avionics, rotable and expendable airframe and engine parts for commercial aircraft. Currently, the Company specializes in replacement parts for commuter turboprop, MD-80 and DC-9 aircraft. Management believes that the Company has one of the most extensive inventories of aftermarket MD-80, DC-9 and EMB-120 parts in the industry. Currently, the Company has approximately 303,000 inventory line items, (an increase from approximately 230,000 inventory line items at the end of fiscal 2001 primarily due to consignment inventories), many of which represent multiple unit quantities and relate to the MD-80, DC-9 and EMB-120 aircraft. Many of these parts, such as avionics and engine parts, can also be used by a wide variety of aircraft other than MD-80, DC-9 and EMB-120 aircraft. In addition to the Company's inventory of MD-80, DC-9 and EMB-120 parts, the Company's inventory also includes spare parts for Boeing 727, 737 and 747 aircraft, Lockheed L-1011 aircraft, McDonnell Douglas DC-8 and DC-10 aircraft, and Airbus, Shorts, Saab, de Havilland, British Aerospace and ATR aircraft and for the Pratt & Whitney JT8D engine series.

OPERATIONS  OF  THE  COMPANY

     The Company's core business is buying and selling aircraft spare parts. In addition, the Company engages in the sale and leasing of aircraft and engines and provides advisory services on parts-inventory disposition to air carriers and other interested parties, including aviation services companies.

     Inventory Acquisition. The Company acquires parts inventory by means of strategic consignment arrangements, by purchasing individual parts from airlines, repair facilities or other redistributors, by purchasing excess inventory from aircraft operators or by purchasing aircraft for disassembly. The Company may also fill a customer order for a part not held in the Company's inventory by locating the part for the customer from another vendor, purchasing the part and then reselling the part to the customer. The Company obtains inventory on consignment, or purchases inventory in bulk from, airlines that are eliminating certain portions of their spare parts inventory due to the retirement of an aircraft type from their fleets, implementing inventory reduction programs to reduce costs, downsizing their operations or ceasing to conduct business. The Company's ability to purchase inventory in bulk is dependent on the Company's ability to access capital.

     Aircraft and Engine Sales and Leasing. The Company has determined that its spare parts sales opportunities are enhanced by providing existing and new customers with whole aircraft and engines through sale and lease transactions. Such transactions allow the Company to expand its customer base for spare parts and, through leasing, to reduce the cost basis in its aircraft and engines. The Company derives revenue from lease payments and seeks to sell spare parts to the lessee both for the leased aircraft as well as other aircraft in the lessee's fleet. Upon return of the aircraft, the Company either re-leases, sells or disassembles the aircraft for parts in order to achieve the highest utilization of the asset. The success of the Company's aircraft and engine sales and leasing is dependent on the Company's ability to access capital.

     The Company currently owns eight Embraer EMB-120 aircraft, five of which are leased. Three of the aircraft are leased to NSA. The Company's aircraft leases are operating leases rather than finance leases and expire between July 2003 and August 2003. Under an operating lease, the Company retains title to the aircraft or engine, thereby retaining the potential benefits and assuming the risk of the residual value of the aircraft or engine. Operating leases allow aircraft operators greater fleet and financial flexibility due to their shorter-term nature, the relatively small initial capital outlay necessary to obtain use of the aircraft or engine and off-balance sheet accounting treatment. The Company currently focuses on leasing commuter turboprop aircraft, particularly the EMB-120.

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

     The Company's customers include a wide variety of domestic and international air cargo carriers, major commercial, regional and commuter passenger airlines, maintenance and repair facilities and other redistributors. Management believes that its customer relationships are important to the Company's operational success. The Company maintains an adequate level of inventory in order to service its customers in a timely manner. Management believes that availability and timely delivery of quality spare parts are the primary factors considered by customers when making a spare parts purchase decision. Cargo carriers, regional commercial airlines and commuter airlines are among the Company's principal customers. Cargo carriers are important customers because the fleets of such operators typically consist of older aircraft of the type for which the Company maintains an extensive inventory of parts and because such customers typically do not maintain extensive inventories of spare parts. Regional commercial airlines are important customers because such airlines favor narrow-body aircraft, such as MD-80 and DC-9 aircraft, for which the Company is a primary source of spare parts. The smaller commuter airlines are important customers because their fleets consist primarily of the turboprop aircraft being retired by the larger commuter airlines. The Company has acquired an extensive inventory of aftermarket parts for several popular commuter turboprop aircraft types.
     In fiscal 2002, NSA, a related party, accounted for more than 23% of its sales. In 2001, no customer accounted for 10% of the Company's revenues. In fiscal 2000, two customers accounted for more than 10% of the Company's total revenues. Currently, the Company believes that it has no customer, the loss of which would have a material adverse effect on the Company's business, financial condition and results of operations. In a given period, a substantial portion of the Company's revenues may be attributable to the sale of one or more aircraft or engines. Such sales are unpredictable transactions dependent, in part, upon the Company's ability to purchase an aircraft or engine at an attractive price and resell it within a relatively brief period of time. The revenues from the sale of an aircraft or engine, the timing of inventory sales or a lease transaction during a given period may result in a customer being considered a major customer of the Company for that period.

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

- Training and supervision of personnel to properly carry out the total quality assurance program; and

- On-going quality review board meetings conducted by senior management to oversee the total quality assurance program.

GOVERNMENT  REGULATION

     The aviation industry is highly regulated in the United States by the FAA and in other countries by similar regulatory agencies. These regulations are designed to ensure that all aircraft, engines and aircraft components are continuously maintained in proper condition for the safe operation of aircraft. Before spare parts are installed on an aircraft, they must meet certain standards as to their condition and have appropriate documentation. Parts owned or acquired by the Company may not meet currently applicable standards, or standards may change in the future, causing parts already contained in the Company's inventory to be scrapped or modified. While most of the Company's operations are not currently regulated directly by the FAA, the independent facilities that repair and overhaul the Company's products and the aircraft operators that ultimately utilize the Company's products are subject to extensive regulation. Accordingly, the Company must consider the regulatory requirements of its customers and provide them with parts that comply with airworthiness standards established by the FAA, together with required documentation which enables these customers to comply with other applicable regulatory requirements. The inspection, maintenance and repair procedures for the various types of aircraft, engines and aircraft components are prescribed by regulatory authorities and can be performed only by FAA-licensed repair facilities utilizing certified technicians. Compliance with applicable FAA and OEM standards are required prior to installation of a part on an aircraft. The Company only utilizes FAA-licensed repair facilities to repair and certify aircraft, engines and aircraft components.

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

     An important factor in the aircraft spare parts redistribution market relates to the documentation and traceability of an aircraft spare part. The Company requires all of its suppliers to provide adequate documentation as dictated by the Company's customers. The Company utilizes electronic data scanning and storage techniques to maintain complete copies of all documentation. Documentation required includes, where applicable, (i) a maintenance release from a certified FAA repair facility signed and dated by a licensed airframe and/or power plant mechanic or other certified inspector who repaired the aircraft spare part and an inspection to certify that the proper methods, materials and workmanship were used, (ii) a "tear-down" report detailing the discrepancies and corrective actions taken during the last shop repair and (iii) an invoice or purchase order for an approved source.

PRODUCT  LIABILITY

     The commercial aviation industry periodically experiences catastrophic losses. As a redistributor, the Company may be named as a defendant in a lawsuit as a result of such catastrophic loss if a part sold by the Company were installed in an incident-related aircraft. Although no lawsuit has ever been filed against the Company based upon a product liability theory, no assurance can be given that claims will not arise in the future. However, an uninsured claim, or a claim for which third-party indemnification is not available, could have a material adverse effect on the Company's business, financial condition and results of operations.

COMPETITION

     The aircraft spare parts redistribution market is highly competitive. The market consists of a limited number of well-capitalized companies selling a broad range of products and numerous small competitors serving distinct market niches. Certain of these competitors have substantially greater financial, marketing and other resources than the Company. The Company believes that current industry trends will benefit larger, well-capitalized companies. The
Company believes that range and depth of inventories, quality and traceability of products, service and price are the key competitive factors in the industry. The principal companies with which the Company competes are AAR Corp., Volvo Aero Services, Kellstrom Industries Inc. and The Memphis Group, Inc., all of which are significantly larger than the Company. Customers in need of aircraft parts have access, through on-line inventory catalogues, to a broad array of suppliers, including aircraft manufacturers, airlines and aircraft services companies, which may have the effect of increasing competition for, and lowering prices on, parts sales.

EMPLOYEES

     As of May 31, 2002, the Company had 29 employees. The Company is not a party to any collective bargaining agreement. The Company believes its relations with its employees are good.

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

     Risks Associated with Uncured Defaults. As of the date hereof, the Company is not in compliance with certain covenants set forth in its Credit Facility. The Company ceased to be in compliance with the covenants during the second quarter of fiscal 2002 when it recorded a non-cash impairment charge to eliminate the Company's investment in Air 41 LLC. The Company is obligated to make a principal payment of $216,000 pursuant to its Credit Facility on September 1, 2002. The Company will be unable to make the payment. As a result of the covenant defaults, the entire principal amount of the indebtedness outstanding under the Credit Facility, approximately $19,719,000, has been classified as current in the accompanying balance sheet at May 31, 2002. Furthermore, as a result of the defaults, the Company's lender could accelerate the Company's obligation to repay the amount of all borrowings outstanding under the Credit Facility, could refuse to extend additional credit to the Company and could foreclose on its lien on the Company's assets. The Company would be unable to continue operations if the lender took such actions. The report of the independent certified public accountants on the financial statements that accompany this Annual Report on Form 10-K includes a paragraph that indicates the uncertainty about the Company's ability to continue operations caused by the uncured defaults.

     Risks Associated with Lack of Access to Capital. The Company's access to capital is extremely limited because of the current economic environment and the existence of uncured defaults under its Credit Facility. The Company is dependant on the access to capital to finance inventory acquisition and its aircraft and engine sales and leasing transactions. Without access to adequate capital, the Company will be unable to implement its strategy. The shortage of capital has had a material adverse impact on the Company's business, financial condition and results of operations. The Company expects to be capital constrained and to experience increased borrowing costs for several more years.

     Effects of the Economy on the Operations of the Company. The Company does not expect growth in the aircraft spare parts redistribution market in the next several years. The Company's customers include a wide variety of domestic and international air cargo carriers, major commercial, regional and commuter passenger airlines, maintenance and repair facilities and other redistributors. As a result, of the September 11, 2001 terrorist attacks on the U.S. and the decline in the economy, many air carriers are facing extremely difficult financial situations. In recent months, several carriers ceased operations. Other major carriers sought protection from their creditors by filing bankruptcy petitions. Because of the current economic environment, a number of companies in the aircraft parts redistribution industry have encountered difficulties. The Company is not immune to a decline in the aviation industry or to the economic woes of its competitors. Such factors have had a material adverse effect on the Company's business, financial condition and results of operations. The Company expects that the current economic conditions will continue for at least several more years.

Reliance on Executive Officers. The continued success of the Company is dependent to a significant degree upon the services of its executive officers and upon the Company's ability to attract and retain qualified personnel experienced in the various phases of the Company's business. The ability of the Company to operate successfully could be jeopardized if one or more of its executive officers were unavailable and capable successors were not found. The Company does not maintain key man insurance on any of its executive officers. The Company has an employment agreement with Alexius A. Dyer III, its Chairman of the Board, President and Chief Executive Officer. The employment agreement between the Company and Mr. Dyer may be terminated by Mr. Dyer upon a change of control of the Company.

Risks Associated with Leases. The Company currently leases five Embraer EMB-120 aircraft to aircraft operators. Three of the aircraft are leased to NSA, a regional cargo carrier that is partly owned by the Company. As of May 31, 2002, NSA was in default in the payment of approximately $240,000 of lease payments with respect to the aircraft. The Company believes that it may be unable to collect the unpaid lease payments from NSA. All of the Company's leases are operating leases, as opposed to finance leases. The success of an operating lease depends in part upon having the aircraft and engines returned to the Company in marketable condition as required by the lease of such aircraft and engines. In addition, the financial return from a leased aircraft or engine depends in part on the re-lease of aircraft and/or engines on favorable terms on a timely basis, the ability to sell the aircraft or engines at favorable prices or realize sufficient value from the disassembly for parts of the aircraft or engines at the end of the lease term. Numerous factors, many of which are beyond the control of the Company, may have an impact on the Company's ability to re-lease or sell aircraft, engines and parts. These factors include general market conditions, regulatory changes (particularly those imposing environmental, maintenance and other requirements on the operation of aircraft and engines), changes in the supply or cost of aircraft and engines and technological development. Consequently, there can be no assurance that the Company's estimated residual value for aircraft or engines will be realized. If the Company is unable to re-lease, sell its aircraft or engines on favorable terms or realize sufficient value from the disassembly for parts of the aircraft or engines on a timely basis upon expiration of the related lease, its business, financial condition and results of operations may be adversely affected. In the event that a lessee defaults in the performance of its obligations, the Company may be unable to enforce its remedies under a lease. The Company's inability to collect lease payments when due or to repossess aircraft or engines in the event of a default by a lessee could have an adverse effect on the Company's business, financial condition and results of operations.

Risks Regarding the Company's Inventory. The Company acquires inventory by purchasing individual parts from airlines, repair facilities or other redistributors, by purchasing excess inventory from aircraft operators and financial institutions that have foreclosed on inventories of parts, or by purchasing aircraft for disassembly. The Company also obtains parts inventory on consignment from airlines. The Company's business is substantially dependent on its ability to acquire inventory by one of these methods because its net sales are directly influenced by the level and composition of inventory available for sale. Because the size and composition of the Company's inventory is critical to its results of operations and because there is no organized market to procure surplus inventory, the Company's operations are materially dependent on the success of management in identifying potential sources of inventory and obtaining a consignment of the inventory on acceptable terms or purchasing it at acceptable prices. There can be no assurance that inventory will be available on acceptable terms or at the times required by the Company. In addition, once acquired, the market value of the Company's inventory could be adversely affected by factors beyond the Company's control, such as a decline in the commercial aviation industry, the sudden availability of additional inventory, a sudden decline in demand for the Company's parts due to a decline in use of certain aircraft types, regulatory changes mandating uneconomic improvements to items in inventory, or a decision by an OEM to begin manufacturing new parts that would compete with aftermarket parts. Any of such factors could result in the Company's inventory being overvalued and could require the Company to write down its inventory valuations in order to bring them in line with the revised fair market value. Because of the current economic environment, a number of companies in the parts redistribution industry have encountered financial difficulties. Many of these companies have been forced to sell inventory at reduced prices in order to generate cash, while many others have simply gone out of business with their creditors liquidating their inventories. The net effect of both of these actions is to put significant pricing pressure on the Company's products and to diminish the value of the Company's inventory. The failure to identify and acquire inventory in a timely fashion on acceptable terms or a decline in the value of the Company's inventory would have a material adverse effect on the Company's business, financial condition and results of operations.

     Concentration on MD-80, DC-9 and Turboprop Aircraft. The Company's net sales are concentrated in parts for MD-80, DC-9 and turboprop aircraft. Neither the DC-9 nor the MD-80 is still in production, as is the case for many of the turboprop aircraft for which the Company sells parts. Any decline in the use of MD-80, DC-9 and turboprop aircraft by aircraft operators, the unscheduled removal from service of large numbers of these aircraft or the grounding of such aircraft by governmental authorities for any reason could have a material adverse effect on the Company's business, financial condition and results of operations. In the event these aircraft are removed from service, demand for the Company's MD-80, DC-9 and turboprop parts could decline and the supply of spare parts may increase, which would have a material adverse effect on the Company's business, financial condition and results of operations. Because of the current economic environment, many air carriers have significantly reduced the number of flights and aircraft operated and have accelerated the retirement of certain types of aircraft. Both actions have reduced the demand for the Company's inventory.

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

ITEM  2.     PROPERTIES

     The Company's executive offices and operations are located at 1954 Airport Road, Suite 200, Atlanta, Georgia 30341, consisting of approximately 3,600 square feet of leased space pursuant to a lease expiring in May 2004. The Company leases approximately 29,500 square feet of warehouse facilities in Fort Lauderdale, Florida pursuant to a lease expiring in May 2005. All facilities are rented at competitive rates for their location and utility. The Company believes that its facilities are adequate for its needs for the foreseeable future.

ITEM  3.     LEGAL  PROCEEDINGS

     The Company is not now a defendant in any material litigation or other legal proceeding. The Company may become a defendant in legal proceedings in the ordinary course of business.


ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     None.

                                 PART II


ITEM  5.     MARKET  FOR  THE  REGISTRANT'S COMMON STOCK AND RELATED
             STOCKHOLDER MATTERS

     The Company's Common Stock, which has been publicly traded since April 2, 1990, is listed and traded on the American Stock Exchange under the symbol "YLF." The following table sets forth the high and low closing prices of the Common Stock as reported on the American Stock Exchange for each quarter in fiscal 2002 and 2001.

2002 Fiscal Year          High                Low
----------------          ----                ---
First  Quarter         $  1.00           $    0.70
Second  Quarter           0.85                0.50
Third  Quarter            1.65                0.55
Fourth  Quarter           1.50                1.05


2001 Fiscal Year          High                Low
----------------          ----                ---
First  Quarter         $ 2.875            $   1.9375
Second  Quarter          1.875                1.00
Third  Quarter            1.30                0.75
Fourth  Quarter           1.06                0.75


     At August 15, 2002, there were 126 holders of record of the Company's Common Stock.

     The Company has never paid dividends on the Common Stock. The Company's Credit Facility prohibits the Company from paying dividends on the Common Stock as long as indebtedness issued pursuant to such facility remains outstanding.
It unlikely that the Company will pay dividends on the Common Stock in the future.

ITEM  6.     SELECTED  FINANCIAL  DATA.

     The selected consolidated financial data presented below for, and as of the end of, each of the fiscal years in the five-year period ended May 31, 2002, have been derived from the Company's audited consolidated financial statements. The consolidated financial statements of the Company as of May 31, 2001 and 2002 and for the three-year period ended May 31, 2002 and the accountant's reports thereon are included in Item 8 of this Form 10-K.


                                                                YEAR ENDED MAY 31,

                                                      1998        1999       2000        2001         2002
                                                      ----        ----       ----        ----         ----
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)

OPERATING  DATA:
----------------
Net  sales                                          $25,648     $24,344     $23,480        $18,299  $  14,420
Lease  and  service  revenue                          2,315       3,328       2,724          2,631      1,378
Lease  Revenue  -  related party                        --          --         --              595      1,350
                                                      -----       -----      -----          ---         -----
       Total  revenue                                27,963       27,672       26,204       21,525     17,148

Total  operating  expenses                           23,186       24,406       24,247       20,705     16,041
Equity  in  net  earnings  of unconsolidated           --          1,026        1,757        1,550       (142)
Impairment  of  investments                            --           --           --           --       (7,023)
                                                     -----        -----        -----        -----      -------
Income  (loss)  from  operations                     4,777         4,292        3,714        2,370     (6,238)
Interest  expense,  net                              1,934         1,302        1,657        1,800      1,123

Earnings  (loss)  before  income  taxes              2,843         2,990        2,057          570     (7,361)
Provision  (benefit)  for income taxes              (2,820)        1,036          800          227      1,173
Net  earnings  (loss)                               $5,663        $1,954       $1,257         $343   $ (8,534)
                                                   =======       =======      =======       =======   =======

PER  SHARE  DATA:
-----------------
Net  earnings (loss) per common
   share  -  basic                                 $ 2.29    $     0.77     $    0.57     $   0.16   $ (4.01)
                                                     ====       =======       =======      =======    =======
Weighted  average  shares  outstanding
     used  in  basic  calculation               2,471,025     2,550,940     2,189,539    2,168,937 2,128,127

Net  earnings  (loss)  per  common
  share  -  diluted                                 $2.03         $0.72         $0.55        $0.16    $(4.01)
                                                    =====     =========       =======      =======    =======
Weighted  average  shares  outstanding used
   in diluted calculation                       2,793,414     2,720,513     2,268,472    2,172,504 2,128,127


                                                                      AT  MAY  31,
                                                         1998         1999         2000         2001         2002
                                                         ----         ----         ----         ----         ----
                                                                             (IN  THOUSANDS)
BALANCE  SHEET  DATA:
Working  capital                                      $10,228        $11,524      $13,444     $11,328      $(11,832)
Total  assets                                          23,636         23,976       35,183      35,805        25,465
Total  debt                                             9,648          9,594       20,094      20,392        21,302
Stockholders'  equity                                  10,808         11,263       12,468      12,662         4,163



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     The Company is primarily engaged in the sale of aircraft, aircraft parts, leasing of aircraft and engines and related services. The Company also provides advisory services on parts-inventory disposition to air carriers and other interested parties, including aviation services companies. The Company's total revenue includes net parts sales revenue and lease and service revenue. Net sales revenue includes revenue from individual parts sales and revenue from aircraft and engine sales. Aircraft and engine sales are unpredictable transactions, dependent, in part, upon the Company's ability to purchase an aircraft or engine and resell it within a relatively brief period of time. In a given period, a substantial portion of the Company's revenue may be attributable to the sale of aircraft or engines. Cost of sales consists primarily of inventory, aircraft and engine costs and shipping charges. The cost of the inventory is determined on a specific identification basis and inventory is stated at the lower of cost or market. The Company's operating results are affected by many factors, including the timing of orders from large customers, the timing of aircraft and engine sales, the timing of expenditures to purchase parts inventory, aircraft and engines and the mix of parts contained in the Company's inventory. The Company does not obtain long-term purchase orders or commitments from its customers.

CRITICAL  ACCOUNTING  POLICIES

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

LONG-LIVED  ASSETS

     The Company evaluates long-lived assets, including intangible assets, in accordance with the provisions of Statement of Financial Accounting Standards No. 121 ("FAS 121"), Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be disposed of. An impairment review is performed whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important which could trigger an impairment review include, but are not limited to, significant under-performance relative to projected operating results, significant changes in strategy for the Company's overall business, and significant industry or economic trends.

RESULTS  OF  OPERATIONS

FISCAL  2002  COMPARED  WITH  FISCAL  2001

     Net sales decreased by 21.2% from $18.3 million in fiscal 2001 to $14.4 million in fiscal 2002. This decrease was primarily due to a decrease in parts and engine sales, which was partially offset by an increase in aircraft sales. The decline in parts sales is attributable to the weaker economy, pricing pressure from our competition, a higher percentage of turboprop part sales compared to jet part sales and a higher percentage of expendable part sales compared to rotable part sales. Turboprop parts on average tend to have lower selling prices than equivalent jet parts, while expendable parts also tend to sell for less than rotable parts. During fiscal 2002, the Company sold nine engines and one aircraft as compared to fiscal 2001, during which the Company sold eleven engines and no aircraft. Lease and service revenue decreased 15.4% from $3.2 million in fiscal 2001 to $2.7 million in fiscal 2002, due primarily to fewer assets being on lease during fiscal 2002. Due primarily to the decrease in parts and engine sales and the decrease in lease and service revenue, partially offset by the increase in aircraft sales, total revenue for fiscal 2002 decreased 20.3% to $17.1 million from $21.5 million for fiscal 2001.

     Cost of sales decreased 23.9% from $14.1 million in fiscal 2001 to $10.7 million in fiscal 2002. Cost of sales as a percentage of total revenue decreased from 65.6% in fiscal 2001 to 62.6% in fiscal 2002. The decrease in the cost of sales as a percentage of total revenue in fiscal 2002 compared to fiscal 2001 was due to a higher percentage of total revenue being provided by aircraft and engine sales and higher margins in aircraft and engine sales. The cost of sales on part sales decreased 32.3% from $10.6 million in fiscal 2001 to $7.2 million in fiscal 2002 This decrease was primarily due to the decrease in sales in the period.

     Selling, general and administrative expenses decreased 25.9% from $5.6 million in fiscal 2001 to $4.1 million in fiscal 2002. This decrease was due primarily to lower commissions due to lower parts sales, decreases in salaries and wages, provision for doubtful accounts, advertising and telephone expenses, partially offset by higher owned aircraft expense in fiscal 2002. In addition, during fiscal year 2002, the Company re-evaluated certain accruals and reserves and reduced the balances. The effect of this re-evaluation and reduction was to reduce Selling, General and Administrative expenses by $300,000.

     Depreciation was $1,028,000 in fiscal 2001 compared to $1,173,000 in fiscal 2002. The increase from fiscal 2001 to fiscal 2002 was due primarily to the Company's reclassification of certain aircraft available for sale to aircraft held for lease, as the Company depreciates aircraft held for lease but does not depreciate aircraft available for sale.

     Equity in Net Earnings of Unconsolidated Joint Venture decreased from $1,550,496 for fiscal 2001 to a loss of $142,475 during fiscal 2002. This decrease is primarily due to the losses from NSA, whose earnings are reflected under the equity method of accounting and additional losses were taken according to EITF 99-10 and EITF 98-13 as the Company had made advances and financings to NSA during fiscal 2002.

     During the second quarter of fiscal 2002, the Company recorded a non-cash impairment charge of $6 million related to its investment in Air 41 LLC. The Company recorded this impairment charge because Air 41 LLC wrote down the value of its aircraft to reflect current economic conditions. In the fourth quarter of 2002, the Company recorded and additional $1 million impairment charge as explained in the Recent Development section.

     Interest expense decreased 32.5% from $2,002,000 in fiscal 2001 to $1,351,000 in fiscal 2002. The decrease in interest expense resulted from lower interest rates during the corresponding periods and reduced outstanding term loan balance. Interest and other income for fiscal 2002 was $227,000 compared to other income of $202,000 in fiscal 2001.

     The Company's income tax expense in fiscal 2002 was $1,173,000 compared to $227,000 in fiscal 2001. The income tax expense in fiscal 2002 was the result of a valuation allowance recorded against the Company's deferred tax assets (see Note G - Income Taxes). Total loss for fiscal 2002 were $8,534,000, or $4.01 per share - basic and $4.01 per share - diluted, compared to net earnings for fiscal 2001 of $343,000, or $0.16 per share - basic and $0.16 per share - diluted.

     During fiscal 2001, the Company repurchased 168,701 shares of its common stock at an average price of $0.875 pursuant to a stock repurchase program announced in December 1998. The Company did not repurchase any shares of its common stock during fiscal 2002. In fiscal 2002, the Company issued 125,000 shares of Common Stock under its restricted stock plan.

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

LIQUIDITY  AND  CAPITAL  RESOURCES

     The Company obtains working capital and long-term financing for inventory and aircraft acquisitions pursuant to the Credit Facility. The Credit Facility includes a revolving credit facility that permits the Company to borrow up to $14 million. It also includes two term loans that totaled approximately $8.4 million as of May 31, 2002. The Credit Facility matures in December 2005, although, as noted below, the lender may declare all amounts outstanding pursuant to it to be immediately due and payable as a result of the defaults described below. The Company is required to make partial repayments of the principal of the term loans, including a payment of $216,000 that is due on September 1, 2002, which the Company will be unable to pay. The interest rate that the Company pays on borrowings pursuant to the Credit Facility is subject to fluctuation and may change based upon certain financial covenants. As of August 15, 2002, the interest rate under the Credit Facility was the lender's base rate minus 0.25% (4.5%). The Credit Facility is secured by substantially all of the assets of the Company and availability of amounts for borrowing is subject to certain limitations and restrictions. Such limitations and restrictions are discussed in the Company's Proxy Statement/Prospectus filed with the Securities and Exchange Commission on August 29, 1996 and in the Amendments to the Credit Facility filed on various dates as listed below in Item
6.  Exhibits  and  Reports  on  Form  8-K.

     As of the date hereof, the Company is not in compliance with certain covenants included in the Credit Facility. The Company ceased to be in compliance with the covenants during the second quarter of fiscal 2002 when it recorded a non-cash impairment charge to eliminate the Company's investment in Air 41 LLC. As a result of the default, the entire principal amount of the indebtedness outstanding under the Credit Facility, approximately $19,719,000, has been classified as current in the accompanying balance sheet at May 31, 2002. Furthermore, as a result of the defaults, the Company's lender could accelerate the Company's obligation to repay the amount of all borrowings outstanding under the Credit Facility, could refuse to extend additional credit to the Company and could foreclose on its lien on the Company's assets. The Company would be unable to continue operations if the lender took such actions. The report of the independent certified public accountants on the financial statements that accompany this Annual Report on Form 10-K includes a paragraph that indicates the uncertainty about the Company's ability to continue operations caused by the uncured defaults.

     The Company and its lender are negotiating the terms of a revised credit facility. In the negotiations, the Company is, among other things, seeking to delay the repayment of principal amounts due with respect to the term loans, including the payment due on September 1, 2002. The Company's lender is currently extending credit under the Credit Facility while the terms of the revised credit facility are being negotiated. The Company has no assurances, however, that the lender will continue to do so.

     On August 22, 2002, the Company received the proposed terms of a revised credit facility from the lender. The proposed terms would reduce the amount of the revolving credit facility to $2 million. The entire amount outstanding under the Credit Facility would be converted to a term loan. The total term loan balance under the lender's proposal would be approximately $18.5 million. The Company would be required to make periodic payments of principal with respect to the term loan and to repay it in full by August 31, 2003. The amount of the revolving credit facility would be increased by a percentage of the amount of the term loan repaid, up to a maximum revolving credit facility of $10 million. The amounts the Company would be permitted to borrow under the revolving credit facility would be based on the amount of its accounts receivable and the value of its inventory. The interest rate on borrowings pursuant to the revolving credit facility would be the lender's prime rate plus 3%. The interest rate on the proposed term loan would be initially the lender's prime rate plus 4%. The interest rate on the term loan would be reduced as the term loan is repaid.

     The Company is continuing its negotiations with its lender but has no assurances that it will be able to consummate a revised credit facility with the lender. Accordingly, the Company is pursuing other alternatives to the lender's proposal. Such alternatives include discussions with other potential sources of financing and with companies that might pursue a business combination transaction with the Company. The Company has no assurance that any of such alternatives will materialize.

     As of August 22, 2002, the Company would have been permitted to borrow approximately $104,000 pursuant to the Credit Facility, but for the uncured defaults described above. The Company's lender is currently extending credit under the Credit Facility while the terms of the revised credit facility are being negotiated. The Company has no assurances, however, that the lender will continue to do so. Furthermore, following September 1, 2002, the Company will be in default in the repayment of an installment of principal due under the Credit Facility, which may cause the lender to withhold additional credit. If the lender were to refuse to extend additional credit, the Company would be unable to continue its operations. At present, the Company will not have sufficient working capital to conduct its operations unless the lender increases the amount of borrowing availability.

     Net cash provided by operating activities for the fiscal years ended May 31, 2002 and 2001 amounted to $1,414,000 and $3,115,000, respectively. The change from net cash used in operating activities was due primarily to large expenditures for aircraft held in inventory during fiscal 2001.

     Net cash used in investing activities for fiscal 2002 and 2001 amounted to $730,000 and $3,745,000 respectively. For fiscal 2002 and 2001, the primary use of funds for investing activities was capital expenditures for aircraft and engines, partially offset by the sale of engines held for lease.

     Net cash used in financing activities for fiscal 2002 and 2001 amounted to $673,000 and $20,000, respectively. For fiscal 2002 net cash was used for financing activities primarily related to repayment of bank loans. For fiscal 2001, the Company refinanced its term loan and revolver Credit Facility. The primary use of cash in financing activities was the purchase of treasury stock for $149,000 and the payment of deferred debt costs of $168,000.

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

RECENT  ACCOUNTING  PRONOUNCEMENT

     In June 2001, the Financial Accounting Standards Board ("FASB") approved the issuance of SFAS No. 141, "Business Combinations" and SFAS 142, "Goodwill and Other Intangible Assets." The new standards require that all business combinations initiated after June 30, 2001 must be accounted for under the purchase method. In addition, all intangible assets acquired that are obtained through contractual or legal right, or are capable of being separately sold, transferred, licensed, rented or exchanged shall be recognized as an asset apart from goodwill. Goodwill and intangibles with indefinite lives will no longer be subject to amortization, but will be subject to an annual assessment for impairment by applying a fair value based test. As the Company has no goodwill or other intangibles generated as a result of a business combination, the adoption of these Standards is not expected to have an impact on the Company's operations.

     In November 2001, the Emerging Issues Task Force reached a consensus on EITF Issue 01-9 "Accounting for Consideration Given by a Vendor to a Customer including a Reseller of the Vendor's Products." Also, in August 2001, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 144 retained substantially all of the requirements of SFAS No. 121 while resolving certain implementation issues. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. Management believes the impact of these pronouncements on its operations, if any, will not be material.

In August 2001, the FASB issued Accounting for the Impairment or Disposal of Long-Lived Assets. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS NO. 144 will be effective for financial statements of fiscal years beginning after December 15, 2001. The Company expects to adopt this statement for the fiscal year ending May 31, 2003, and does not anticipate that it will have a material impact on the Company's consolidated financial results.

In July 2002, the FASB issued Statement 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 nullifies EITF 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The statement provides guidance on the accounting and disclosure requirements for companies that incur costs to exit an activity. SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. Early application is encouraged. Restatement of previously issued financial statements is prohibited.

ITEM  7A.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES ABOUT MARKET RISK

     The Company's major market risk exposure is to changing interest rates. The Company's policy is to manage interest rate risk through the use of floating rate debt instruments. The Company has loans under a Credit Facility totaling approximately $19 million at May 31, 2002. The interest rate on the Credit Facility, which fluctuates based on certain financial ratios of the Company, was the lender's prime rate less .25% at May 31, 2002 (4.5%). An immediate increase of 10% in interest rates would increase the Company's annual interest expense by approximately $84,000.

ITEM  8.     FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY DATA

     Information with respect to this Item is contained in the Company's consolidated financial statements and financial statement schedules indicated in the Index on Page F-1 of this Annual Report on Form 10-K and is incorporated herein by reference.

     The information contained in the Company's consolidated financial statements and financial statement schedules indicated in the Index on Page F-1 of this Annual Report on Form 10-K were prepared assuming that the Company will continue as a going concern. As of May 31, 2002, the Company was in default of certain debt covenants of its Credit Facility. In addition, the Company incurred a net loss of $8,533,856 during the year ended May 31, 2002 and the Company's current liabilities exceed their current assets by $11,832,694. Management has indicated that it will be unable to pay a scheduled September 2002 term loan principle payment in the amount of $216,000. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                PART III


ITEM  10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information contained under the heading "Information as to Directors and Executive Officers" in the Company's definitive proxy statement for its 2002 Annual Meeting of stockholders (the "2002 Proxy Statement") is incorporated by reference herein.

ITEM  11.  EXECUTIVE  COMPENSATION

     The information contained under the heading "Executive Compensation" in the 2002 Proxy Statement is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security  Ownership  of  Certain  Beneficial  Owners  and  Management.

     The information contained under the headings "Directors and Executive Officers" and "Principal Stockholders" in the 2002 Proxy Statement is incorporated herein by reference.

ITEM  13.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     The  information  contained  under  the  heading  "Executive
Compensation--Certain Transactions" in the 2002 Proxy Statement is incorporated by reference.

                                 PART IV

ITEM  14.  EXHIBITS, FINANCIAL  STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(a)  Financial  Statements     Page  or  Method  of  Filing
--------------------------     ----------------------------

           (1)  Index to Consolidated Financial Statements             F-1

           (2)  Report of Independent Certified Public Accountants     F-2

(3) Consolidated Financial Statements and Notes to Consolidated Financial Statements of the Company, including Consolidated Balance Sheets as of May 31, 2002 and 2001 and related Consolidated Statements of Operations, Consolidated Cash Flows and Consolidated Stockholders' Equity (Deficit) for each of the years
               in the three-year period ended May 31, 2002             F-3


(b)  Financial  Statements  Schedules     Page  or  Method  of  Filing
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

     (c)     Exhibits
             --------


     Exhibit
     Number     Description     Page  Number  or  Method  of  Filing
     ------     -----------     ------------------------------------

     2.4 Incorporated by reference to Exhibit 2.4 to Amendment No. 2 to the Company's Registration Statement on Form S-4 filed on August 29, 1996 (File No. 333-08065).
          Credit  Agreement between BNY Financial Corporation and the Registrant
          ----------------------------------------------------------------------
(the  "Credit  Agreement").
---------------------------
          First Amendment, Waiver and Agreement, dated as of March 24, 1997, between BNY Financial Corporation and the Registrant and related to the Credit Agreement. Incorporated by reference to Exhibit 2.5 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1999 (the "1999 10-K").
     2.5
     ---
          Second Amendment and Agreement, dated as of September 9, 1997, between BNY Financial Corporation and the Registrant and related to the Credit Agreement.
     2.6          Incorporated by reference to Exhibit 2.6 to the Company's 1999
     ---          --------------------------------------------------------------
10-K.
-----
          Third Amendment and Agreement, dated as of October 15, 1997, between BNY Financial Corporation and the Registrant and related to the Credit Agreement.
     2.7          Incorporated  by  reference  to  Exhibit 2.7 to the 1999 10-K.
     ---          --------------------------------------------------------------
          Fourth Amendment and Agreement, dated as of February 2, 1998, between BNY Financial Corporation and the Registrant and related to the Credit Agreement.
     2.8          Incorporated  by  reference  to  Exhibit 2.8 to the 1999 10-K.
     ---          --------------------------------------------------------------
          Fifth Amendment, dated as of July 16, 1998, between BNY Financial Corporation and the Registrant and related to the Credit Agreement.
     2.9          Incorporated  by  reference  to  Exhibit 2.9 to the 1999 10-K.
     ---          --------------------------------------------------------------
          Sixth  Amendment,  dated  as  of  May  30, 1998, between BNY Financial
Corporation  and  the  Registrant  and  related  to  the  Credit  Agreement.
     2.10          Incorporated  by  reference to Exhibit 2.10 to the 1999 10-K.
     ----          -------------------------------------------------------------
          Seventh Amendment, dated as of October 28, 1998, between BNY Financial Corporation and the Registrant and related to the Credit Agreement.
     2.11          Incorporated  by  reference to Exhibit 2.11 to the 1999 10-K.
     ----          -------------------------------------------------------------
          Eighth Amendment and Agreement, dated as of December 8, 1998, between BNY Financial Corporation and the Registrant and related to the Credit Agreement. Incorporated by reference to Exhibit 2.12 to the Company's Quarterly Report for the quarter ending November 30, 2000.
     2.12
     ----
          Ninth Amendment and Agreement, dated as of July 1, 1999, between BNY Financial Corporation and the Registrant and related to the Credit Agreement. Incorporated by reference to Exhibit 2.13 to the Company's Quarterly Report for the quarter ending November 30, 2000.
     2.13
     ----
          Tenth Amendment and Agreement, dated as of November 17, 1999, between BNY Financial Corporation and the Registrant and related to the Credit Agreement. Incorporated by reference to Exhibit 2.14 to the Company's Quarterly Report for the quarter ending November 30, 2000.
     2.14
     ----
               Incorporated  by  reference  to  Exhibit  2.15  to  the Company's
Quarterly  Report  for  the  quarter  ending  November  30,  2000.
     2.15     Eleventh  Amendment,  Waiver and Agreement, dated as of January 5,
     ----     ------------------------------------------------------------------
2001, by and between the Registrant and GMAC Commercial Credit LLC, as successor
 -------------------------------------------------------------------------------
in  interest  by  merger  to BNY Financial Corporation and related to the Credit
--------------------------------------------------------------------------------
Agreement.
----------

     3.1     Amended  and  Restated  Certificate  of  Incorporation  of  the
     ---     ---------------------------------------------------------------
Registrant.     Incorporated by reference to Exhibit 3.1 to the Company's Annual
     ---  -     ----------------------------------------------------------------
Report  on  Form  10-K  for  the  fiscal year ended May 31, 1996 (the "1996 Form
--------------------------------------------------------------------------------
10-K").
-------

     3.2     Restated  and Amended Bylaws of the Registrant.     Incorporated by
     ---     -----------------------------------------------     ---------------
reference  to  Exhibit  3.2  to  the  1996  Form  10-K.
-------------------------------------------------------

     4.1     Specimen Common Stock Certificate.     Incorporated by reference to
     ---     ----------------------------------     ----------------------------
Exhibit  4.1  to  the  1996  Form  10-K.
----------------------------------------

     10.1.1     Second Amended and Restated Employment Agreement, dated July 25,
     ------     ----------------------------------------------------------------
2001,  between  the  Registrant  and  Alexius  A.  Dyer III.     Incorporated by
------------------------------------------------------------     ---------------
reference  to Exhibit 10.1.1 to the Company's Annual Report on Form 10-K for the
--------------------------------------------------------------------------------
fiscal  year  ended  May  31,  2001.
------------------------------------

     10.2.1     1996  Long-Term Incentive and Share Award Plan.     Incorporated
     ------     -----------------------------------------------     ------------
by  reference  to  Appendix  B to the Proxy Statement/Prospectus included in the
--------------------------------------------------------------------------------
Company's Registration Statement on Form S-4 (File No. 333-08065), filed on July
--------------------------------------------------------------------------------
12,  1996.
----------

     10.2.2     401(k)  Plan.     Incorporated  by  reference to Exhibit 10-H to
     ------     -------------     ----------------------------------------------
the  Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1992
  ------------------------------------------------------------------------------
(the  "1992  Form  10-K").
--------------------------

     10.2.3     Bonus  Plan.     Incorporated  by reference to Exhibit 10.2.4 to
     ------     ------------     -----------------------------------------------
the  1992  Form  10-K.
 ---------------------

     10.2.4     Cafeteria  Plan.     Incorporated by reference to Exhibit 10.2.5
     ------     ----------------     -------------------------------------------
of  the  Company's  Annual Report on Form 10-K for the fiscal year ended May 31,
--------------------------------------------------------------------------------
1993.
-----

     10.2.5     Form  of  Option  Certificate  (Employee  Non-Qualified  Stock
     ------     --------------------------------------------------------------
Option).     Incorporated  by reference to Exhibit 10.2.5 to the 1996 Form 10-K.
     ---     -------------------------------------------------------------------

     10.2.6     Form  of  Option  Certificate  (Director  Non-Qualified  Stock
     ------     --------------------------------------------------------------
Option).     Incorporated  by reference to Exhibit 10.2.6 to the 1996 Form 10-K.
     ---     -------------------------------------------------------------------

     10.2.7     Form  of  Option  Certificate  (Incentive  Stock  Option).
     ------     ----------------------------------------------------------
Incorporated  by  reference  to  Exhibit  10.2.7  to  the  1996  Form  10-K.
     -----------------------------------------------------------------------

     10.14     Commission  Agreement  dated  December  1,  1995  between  the
     -----     --------------------------------------------------------------
Registrant  and  J.M.  Associates, Inc.     Incorporated by reference to Exhibit
     ----------------------------------     ------------------------------------
10.14  to  the  1996  Form  10-K.
  -------------------------------

     10.15     Office  Lease  Agreement  dated  January  31,  1997  between  the
     -----     -----------------------------------------------------------------
Registrant and Globe Corporate Center, as amended.     Incorporated by reference
     ---------------------------------------------     -------------------------
to  Exhibit  10.17  to  the  1997  Form  10-K.
----------------------------------------------
               Incorporated by reference to Exhibit 10.18 to the 1997 Form 10-K.
     10.16     Lease  Agreement  dated March 31, 1997 between the Registrant and
     -----     -----------------------------------------------------------------
Port  95-4,  Ltd.
 ----------------
               Incorporated  by  reference  to  Exhibit  10.20  to the Company's
Quarterly  Report  for  the  quarter  ending  November  30,  2000.
     10.17     Securities  Purchase  Agreement,  dated September 18, 2000, among
     -----     -----------------------------------------------------------------
Diamond  Aviation,  Inc.,  the  Registrant  and  the  purchasers  named therein.
  ------------------------------------------------------------------------------
          Stockholders Agreement, dated September 18, 2000, among Diamond Aviation, Inc., the Registrant and the purchasers named therein. Incorporated by reference to Exhibit 10.19 to the Company's Quarterly Report for the quarter ending November 30, 2000.
     10.18
     -----
     10.19     Lease  Extension  and  Modification  Agreement dated December 10,
     -----     -----------------------------------------------------------------
2001  between  the  Registrant  and  Port  95-4,  Ltd.     Filed  herewith.
   ---------------------------------------------------     ----------------

     10.20     Term  Loan  Agreement  dated  December  20,  20002  between  the
     -----     ----------------------------------------------------------------
Registrant  and  Bombardier  Capital,  Inc.     Filed  herewith.
     --------------------------------------     ----------------

     21     Subsidiaries.     Filed  herewith.
     --     -------------     ----------------

     23     Consent  of  Grant  Thornton  LLP     Filed  herewith.
     --     ---------------------------------     ----------------


          Certification of the Principal Executive Officer of the Company pursuant to 18 USC Section 1350

     99.1          Filed  herewith.

     99.2          Filed herewith

                   Certification of the Principal Financial Officer of the Company pursuant to 18 USC Section 1350




     (d)     Reports  on  Form  8-K.
             ----------------------

     The Company filed one Current Report on Form 8-K during the last quarter of the fiscal year covered by this Annual Report.

                              SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized this 29th day of August, 2002.


     International Airline Support Group, Inc., a Delaware corporation


By:     /s/  Alexius  A.  Dyer  III
   --------------------------------
      Alexius  A.  Dyer  III
     Chairman  of  the  Board,  Chief  Executive  Officer
     and  President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


SIGNATURE     TITLE     DATE
---------     -----     ----


/s/  Alexius  A. Dyer III     Chairman of the Board, Chief Executive Officer and
-------------------------                 President  and  Director


Alexius  A.  Dyer  III     (Principal  Executive  Officer)     August  29,  2002
----------------------     -------------------------------     -----------------

/s/  Qiang  Wang
----------------
Qiang  Wang     Vice  President  -  Finance  and  Principal  Accounting  Officer
-----------     ----------------------------------------------------------------
August  29,  2002
-----------------

/s/  F.  Dixon  McElwee,  Jr.
-----------------------------
F.  Dixon  McElwee,  Jr.            Director     August  29,  2002

/s/  E.  James  Mueller
-----------------------
E.  James  Mueller                  Director     August  29,  2002

/s/  George  Murnane
--------------------
George  Murnane  III                Director     August  29,  2002
--------------------

/s/  Gen.  Ronald  R.  Fogleman     Director     August  29,  2002
-------------------------------                  -----------------
Gen.  Ronald  R.  Fogleman

                          CERTIFICATIONS
                          ==============


     I,  ALEXIUS  A.  DYER  III,  CERTIFY  THAT

     1. I HAVE REVIEWED THIS ANNUAL REPORT ON FORM 10-K OF INTERNATIONAL AIRLINE SUPPORT GROUP, INC.

     2. BASED ON MY KNOWLEDGE, THIS ANNUAL REPORT DOES NOT CONTAIN ANY UNTRUE STATEMENT OF A MATERIAL FACT OR OMIT TO STATE A MATERIAL FACT NECESSARY TO MAKE THE STATEMENTS MADE, IN LIGHT OF THE CIRCUMSTANCES UNDER WHICH SUCH STATEMENTS WERE MADE, NOT MISLEADING WITH RESPECT TO THE PERIOD COVERED BY THIS ANNUAL REPORT.

     3. BASED ON MY KNOWLEDGE, THE FINANCIAL STATEMENTS AND OTHER FINANCIAL INFORMATION INCLUDED IN THE REPORT FAIRLY PRESENT IN ALL MATERIAL RESPECTS THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF THE REGISTRANT AS OF, AND FOR, THE PERIODS PRESENTED IN THIS ANNUAL REPORT

DATE:  AUGUST  29,  2002

                                   /S/  ALEXIUS  A.  DYER  III_______
                                   ==================================
                                   NAME:  ALEXIUS  A.  DYER  III
                                   TITLE:     CHAIRMAN,  PRESIDENT  AND
                                              CHIEF  EXECUTIVE  OFFICER


     I,  JOHN  WANG,  CERTIFY  THAT

     1. I HAVE REVIEWED THIS ANNUAL REPORT ON FORM 10-K OF INTERNATIONAL AIRLINE SUPPORT GROUP, INC.

     2. BASED ON MY KNOWLEDGE, THIS ANNUAL REPORT DOES NOT CONTAIN ANY UNTRUE STATEMENT OF A MATERIAL FACT OR OMIT TO STATE A MATERIAL FACT NECESSARY TO MAKE THE STATEMENTS MADE, IN LIGHT OF THE CIRCUMSTANCES UNDER WHICH SUCH STATEMENTS WERE MADE, NOT MISLEADING WITH RESPECT TO THE PERIOD COVERED BY THIS ANNUAL REPORT.

     3. BASED ON MY KNOWLEDGE, THE FINANCIAL STATEMENTS AND OTHER FINANCIAL INFORMATION INCLUDED IN THE REPORT FAIRLY PRESENT IN ALL MATERIAL RESPECTS THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF THE REGISTRANT AS OF, AND FOR, THE PERIODS PRESENTED IN THIS ANNUAL REPORT

     DATE:  AUGUST  29,  2002

                                   /S/  JOHN  WANG
                                   =====================
                                   NAME:  JOHN  WANG
                                   TITLE:     VICE  PRESIDENT  -  FINANCE



FINANCIAL  STATEMENTS  AND  REPORT  OF  INDEPENDENT
CERTIFIED  PUBLIC  ACCOUNTANTS
INTERNATIONAL  AIRLINE  SUPPORT  GROUP,  INC.
AND  SUBSIDIARIES
May  31,  2002,  2001  and  2000



                                       F-1

            INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARY

                          INDEX TO FINANCIAL STATEMENTS


                                                                            PAGE
                                                                            ----

Report  of  independent  certified  public  accountants                      F-2

Consolidated  balance  sheets  as  of  May  31,  2002  and  2001             F-3

Consolidated statements of operations for the years ended
May 31, 2002, 2001 and 2000                                                  F-4

Consolidated statement of stockholders' equity (deficit) for the
years ended May 31,  2002,  2001  and  2000                                  F-5

Consolidated statements of cash flows for the years ended
May 31, 2002, 2001 and 2000                                                  F-6

Notes  to  consolidated  financial  statements                               F-8

Schedule  II  -  Valuation  and  qualifying  accounts                        S-1

                         REPORT OF INDEPENDENT CERTIFIED
                               PUBLIC ACCOUNTANTS



Board  of  Directors  and  Stockholders
International  Airline  Support  Group,  Inc.

We have audited the accompanying consolidated balance sheets of International Airline Support Group, Inc. and Subsidiaries as of May 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years ended May 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of International Airline Support Group, Inc. and Subsidiaries as of May 31, 2002 and 2001 and the consolidated results of its operations and its consolidated cash flows for each of the three years ended May 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the financial statements, as of May 31, 2002, the Company was in default of certain debt covenants of its term and revolving credit agreements. In addition, the Company incurred a net loss of $8,533,856 during the year ended May 31, 2002, and the Company's current liabilities exceed its current assets by $11,832,694. Management has indicated that it will be unable to pay a scheduled September 2002 term loan principal payment in the amount of $216,000. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans about these matters are also described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have also audited Schedule II of International Airline Support Group, Inc. and Subsidiaries for each of the three years ended May 31, 2002. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.




Miami,  Florida
July  26,  2002,
except  for  Note  O  as  to  which
the  date  is  August  9,  2002


The  accompanying  notes  are  an  integral  part  of  these  statements.

                     INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES

                                   CONSOLIDATED BALANCE SHEETS


                                            ASSETS

                                                                                                                  May  31,
                                                                                                       ---------------------------
                                                                                                           2002            2001
                                                                                                       -----------     -----------
Current assets
     Cash and cash equivalents                                                                         $    80,316      $   70,290
     Accounts receivable, net of allowance for doubtful accounts
       of $735,282 in 2002 and $301,424 in 2001                                                          1,216,535       2,558,176
     Inventories including aircraft and engines available for sale                                       7,836,564      12,471,871
     Deferred tax benefit, net                                                                                   -       1,088,953
     Other current assets                                                                                  194,401         198,449
     Current portion of notes receivable - related party                                                   141,818          78,454
                                                                                                       -----------     -----------
              Total current assets                                                                       9,469,634      16,466,193

Property and equipment
     Aircraft and engines held for lease                                                                 6,375,000       6,375,000
     Aircraft and engines held for lease - related party                                                11,205,348       7,598,285
     Leasehold improvements                                                                                166,991         166,991
     Machinery and equipment                                                                             1,124,825       1,089,341
                                                                                                       -----------     -----------
                                                                                                        18,872,164      15,229,617
     Less accumulated depreciation                                                                       3,135,446       2,643,867
                                                                                                       -----------     -----------

              Property and equipment, net                                                               15,736,718      12,585,750
                                                                                                       -----------     -----------

Other assets
     Investment in join ventures                                                                                 -       5,559,057
     Notes receivable - related party, net                                                                 158,182         725,714
     Deferred debt costs, net                                                                              100,508         232,373
     Deferred tax benefit, net                                                                                   -          83,745
     Deposits and other assets                                                                                   -         152,440
                                                                                                       -----------     -----------
                                                                                                           258,690       6,753,329
                                                                                                       -----------     -----------

                                                                                                      $ 25,465,042    $ 35,805,272
                                                                                                      = ==========    = ==========

                                            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Current maturities of long-term obligations                                                      $          -    $  2,387,642
     Current maturities of long-term obligations in default                                             19,719,089               -
     Accounts payable                                                                                    1,137,645       1,965,179
     Accrued liabilities                                                                                   445,594         785,867
                                                                                                       -----------     -----------
              Total current liabilities                                                                 21,302,328       5,138,688

Long-term obligations, less current maturities                                                                   -      18,004,574

Stockholders' equity
     Preferred stock - $.001 par value; authorized 2,000,000 shares;
       no shares  outstanding  in  2002  and  2001,  respectively                                                -               -
     Common stock - $.001 par value; authorized 20,000,000 shares;
       issued and outstanding  2,661,723  shares  in  2002
       and 2001                                                                                              2,661           2,661
     Additional paid-in capital                                                                         13,902,909      13,902,909
     Deferred compensation                                                                                (67,840)               -
     Retained earnings (accumulated deficit)                                                           (7,662,626)         871,230
     Common stock in treasury, at cost - 515,226 and 640,226 shares
        in 2002 and 2001, respectively                                                                 (2,012,390)      (2,114,790)
                                                                                                       -----------     -----------
              Total stockholders' equity                                                                 4,162,714      12,662,010
                                                                                                       -----------     -----------

                                                                                                      $ 25,465,042    $ 35,805,272
                                                                                                      = ==========    = ==========

                                       F-3

                     INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES

                              CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                                   Years Ended May 31,
                                                                                     ---------------------------------------------
                                                                                          2002             2001            2000
                                                                                      -----------       ----------      ----------
Revenues
     Net sales                                                                       $ 14,420,068     $ 18,299,222    $ 23,479,801
     Lease and service revenue                                                          1,378,411        2,630,435       2,724,365
     Lease revenue - related party                                                      1,350,000          595,000               -
                                                                                      -----------       ----------      ----------

              Total revenues                                                           17,148,479       21,524,657      26,204,166

Cost of sales                                                                          10,739,755       14,110,335      17,350,142
Selling, general and administrative expenses                                            4,127,330        5,566,428       5,805,426
Depreciation - property and equipment                                                      51,851           93,898          61,629
Depreciation - aircraft and engines held for lease - related party                      1,122,086          934,241       1,030,187
                                                                                      -----------       ----------      ----------

              Total costs                                                              16,041,022       20,704,902      24,247,384

Equity in net earnings (loss) of unconsolidated
  joint ventures, net                                                                    (142,475)       1,550,496       1,757,114
Impairment of investment in joint venture - Air 41 LLC                                 (7,203,065)               -               -

              Income (loss) from operations                                            (6,238,083)       2,370,251       3,713,896

Interest expense                                                                        1,351,026        2,001,886       1,707,998
Interest and other income                                                                (227,951)        (202,169)        (51,185)

              Earnings (loss) before income taxes                                      (7,361,158)         570,534       2,057,083

Provision for income taxes                                                              1,172,698          227,073         800,490
                                                                                      -----------       ----------      ----------

              Net earnings (loss)                                                    $ (8,533,856)    $    343,461    $  1,256,593
                                                                                     = ==========     = ==========    =  =========

Per share data:
     Earnings  (loss) per common share - basic                                       $      (4.01)    $        .16    $        .57
                                                                                     = ==========     = ==========    =  =========


     Weighted average shares outstanding used in basic
       calculation                                                                      2,128,127        2,168,937       2,189,539
                                                                                        =========        =========       =========

     Earnings (loss) per common share - diluted                                      $      (4.01)    $        .16    $        .55
                                                                                     = ==========     = ==========    =  =========

     Weighted average shares outstanding used in diluted
       calculation                                                                      2,128,127        2,172,504       2,268,472
                                                                                        =========        =========       =========


The accompanying notes are an integral part of this statement.

                     INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES

                          CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                                                                         Retained         Common
                                   Common Stock         Additional       Earnings         Stock in
                                --------------------
                                Number of     Par        Paid-In      (Accumulated       Treasury,       Deferred
                                 Shares      Value       Capital         Deficit)        at Cost       Compensation      Total
                                ---------  ---------   ------------  -------------     ------------    ------------   ------------
Balance at June 1,
  1999                          2,655,723   $  2,655   $ 13,936,089      $(728,824)   $  (1,946,780)   $          -   $ 11,263,140

Exercise of stock
  options                           6,000          6         19,557              -                -               -         19,563

Repurchase of stock options             -          -        (52,737)             -                -               -        (52,737)

Repurchase of common
  stock                                 -          -              -              -          (18,711)              -        (18,711)

Net earnings                            -          -              -      1,256,593                -               -      1,256,593
                                ---------  ---------   ------------  -------------     ------------    ------------   ------------

Balance at May 31,
  2000                          2,661,723      2,661     13,902,909        527,769       (1,965,491)              -     12,467,848

Repurchase of common
  stock                                 -          -              -              -         (149,299)              -       (149,299)

Net earnings                            -          -              -        343,461                -               -        343,461
                                ---------  ---------   ------------  -------------     ------------    ------------   ------------

Balance at May 31,
  2001                          2,661,723      2,661    13,902,909         871,230       (2,114,790)              -     12,662,010

Restricted stock grant                  -          -             -               -          102,400         (67,840)        34,560

Net loss                                -          -             -      (8,533,856)               -               -     (8,533,856)
                                ---------  ---------   ------------  -------------     ------------    ------------   ------------

Balance at May 31,
  2002                          2,661,723   $  2,661  $ 13,902,909    $ (7,662,626)   $  (2,012,390)   $    (67,840)  $  4,162,714
                                =========   ========  ============    =============   ==============   =============  ============



The accompanying notes are an integral part of these statements.

                     INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES

                              CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                              Years Ended May 31,
                                                                                      --------------------------------------------
                                                                                          2002            2001            2000
                                                                                      ------------    ------------    ------------
Cash flows from operating activities:
     Net earnings (loss)                                                              $ (8,533,856)   $    343,461    $  1,256,593
     Adjustments to reconcile net earnings (loss) to net cash
       provided by (used in) operating activities, net of
       effects of deconsolidation of North-South in fiscal 2001:
          Impairment of investment in Air 41 Joint Venture                               7,203,065               -               -
          Depreciation and amortization                                                  1,277,653       1,193,024       1,423,653
          Gain on sale of aircraft and engines held for lease                               40,000        (254,443)       (108,611)
          Equity in net (earnings) loss of joint ventures, net                             142,475      (1,550,496)     (1,757,114)
          Compensation expense                                                              34,560               -               -
          Deferred tax expense                                                           1,172,698         227,073         800,490
          Provision for bad debt                                                           375,828         202,169         172,893
          Provision for slow moving inventory                                              604,557         143,290         107,518
          Changes in assets and liabilities:
               Accounts receivable                                                         346,824        (356,350)        (81,396)
               Inventories                                                                (238,835)      2,658,029      (1,783,971)
               Other current assets                                                          4,048         372,427        (449,352)
               Other assets                                                                152,440        (152,440)         66,155
               Accounts payable and accrued liabilities                                 (1,167,807)        289,379        (617,418)
                                                                                      ------------    ------------    ------------
                   Net cash provided by (used in) operating activities                   1,413,650       3,115,123        (970,560)

Cash flows from investing activities:
     Distributions received from joint ventures                                            140,886         334,000         360,000
     Cash acquired in acquisition                                                                -               -           4,754
     Cash relinquished upon deconsolidation of North-South                                       -         (18,922)              -
     Capital expenditures, including aircraft and engines held
       for lease                                                                        (4,937,319)     (6,087,766)    (10,011,392)
     Payment of letter of credit for joint venture                                      (1,150,000)              -               -
     Investment in joint ventures                                                          (48,595)       (203,095)        (89,450)
     Proceeds from sale of aircraft and engines held for lease                           4,842,000       2,083,000       1,176,000
     Purchase stock of Diamond Aviation                                                          -               -        (125,000)
     Payments received on notes receivable  - related party                                422,531         146,835               -
                                                                                      ------------    ------------    ------------
                   Net cash (used in) investing activities                                (730,497)     (3,745,948)     (8,685,088)

Cash flows from financing activities:
     Net (payments) borrowings under revolving line of credit                            1,754,958      (3,056,764)      3,866,961
     Borrowings under term loans                                                           285,039       6,151,172       7,300,000
     Payments under term loans                                                          (2,713,124)     (2,795,913)     (1,630,600)
     Purchase of treasury stock                                                                  -        (149,299)        (18,711)
     Repurchase of stock options                                                                 -               -         (52,737)
     Proceeds from the exercise of stock options                                                 -               -          19,563
     Payment of deferred debt costs                                                              -        (169,192)              -
                                                                                      ------------    ------------    ------------
                   Net cash (used in) provided by financing activities                    (673,127)        (19,996)      9,484,476
                                                                                      ------------    ------------    ------------

Net (decrease) increase in cash and cash equivalents                                        10,026        (650,821)       (171,172)

Cash and cash equivalents at beginning of year                                              70,290         721,111         892,283
                                                                                      ------------    ------------    ------------
Cash and cash equivalents at end of year                                              $     80,316    $     70,290     $   721,111
                                                                                      =     ======    =     ======     =   =======

Supplemental disclosures of cash flow information
     Cash paid during the year for:
          Interest                                                                    $  1,266,758    $  1,791,728     $ 1,501,503
                                                                                      =  =========    =  =========     = =========
          Income taxes                                                                $          -    $          -     $    20,000
                                                                                      =  =========    =  =========     = =========

                                    (continued)

           INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES

Non-cash investing and financing activities:

     In April 2000, the Company purchased all of the outstanding stock of North-South Airways Inc. (North-South) for approximately $125,000 in cash and approximately $880,000 in assumed debt. In conjunction with this acquisition, the Company recorded the following assets and liabilities:

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


     In September 2000, North-South sold additional shares of stock raising approximately $1,000,000. This sale of stock reduced the Company's ownership interest commencing September 1, 2000 in North-South from 100% to approximately 35%. Accordingly, commencing September 1, 2000, the Company is accounting for its investment in North-South under the equity method. As of May 31, 2002, the Company had notes receivable of $300,000, net of the reserve, relating to loans provided to North-South, which are secured by certain aircraft operated by the airline.

     In fiscal 2002, the Company reclassified certain aircraft available for sale to aircraft held for lease with a net book value of $4,269,585. Certain of the aircraft were leased to a related party.

During fiscal 2002, the Company recorded an impairment charge of $7,203,065 related to its investment in Air 41 LLC joint venture, thus reducing its investment to zero.

During fiscal 2002, the Company issued 160,000 shares of its common stock out of treasury stock under its Restricted Stock Plan. 35,000 shares were returned to the Company upon the resignation of certain employees holding the stock. As of May 31, 2002, the Company has deferred compensation expense of $67,840 reflected as a component of stockholders' equity.

           INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           MAY 31, 2002, 2001 AND 2000


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

     a)     Basis  of  Presentation
            -----------------------

          The  consolidated  statements  include  the  accounts of International
Airline Support Group and its subsidiaries. The related entities are collectively referred to as the ("Company"). All material intercompany transactions and balances have been eliminated in the consolidation. In September 2000, North-South Airways (North-South) sold additional shares of stock raising approximately $1,000,000. This sale of stock reduced the Company's ownership interest in North-South from 100% to approximately 35%. Accordingly, commencing September 1, 2000, the Company is accounting for its investment in North-South under the equity method.

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

     e)     Deferred  Debt  Costs
            ---------------------

          The deferred debt costs relate to the costs associated with obtaining the Senior Secured Revolving Credit Loan Facility and the Senior Secured Term Loans. These costs are being amortized using the interest method over the life of the respective debt issue. Accumulated amortization at May 31, 2002 and 2001, was $818,507 and $688,968, respectively.


                                                                     (continued)

NOTE  A  -  DESCRIPTION  OF  COMPANY  BUSINESS  AND  SUMMARY  OF  SIGNIFICANT
     ACCOUNTING  POLICIES  -  Continued

     f)     Earnings  (loss)  Per  Share
            ----------------------------

          Basic net earnings (loss) per share equals net earnings (loss) divided by the weighted average shares outstanding during the year. The computation of diluted net earnings (loss) per share includes dilutive common stock equivalents in the weighted average shares outstanding. The reconciliation between the computations is as follows:

                                     Basic       Basic       Diluted    Diluted
           Net Earnings (loss)      Shares        EPS         Shares      EPS
           -------------------   -----------   ---------     -------    -------
  2002     $  (8,533,856)         2,128,127    $ (4.01)     2,128,127  $ (4.01)
  2001     $     343,461          2,168,937    $   .16      2,172,504  $   .16
  2000     $   1,256,593          2,189,539    $   .57      2,268,472  $   .55

Included in diluted shares are common stock equivalents relating to options of 3,567, and 78,933 for fiscal 2001 and 2000, respectively. Common stock equivalents have been excluded from the diluted per share calculations in fiscal 2002, as the Company incurred a net loss and their inclusion would have been anti-dilutive. Potential common stock equivalents at May 31, 2002 were outstanding stock options to purchase 760,774 shares of the Company's common stock with exercise prices ranging from $0.55 to $3.31 per share.

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

          Included in net sales is revenue from exchange of parts transactions. This revenue is generated from fees paid by the Company's customers for the exchange of parts, and is recognized when the Company has fulfilled all of its obligations under the exchange agreement.

     h)     Employee  Benefit  Plan
            -----------------------

          In fiscal 1992, the Company established a contributory 401(K) plan. The plan is a defined contribution plan covering all eligible employees of the Company, to which the Company makes certain discretionary matching contributions based upon the level of its employees' contributions. The amount charged to operations in fiscal 2002, 2001 and 2000 was insignificant. The Company does not provide any health or other benefits to retirees.

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

     l)     New  Accounting  Pronouncements
            -------------------------------

          In June 2001, the Financial Accounting Standards Board approved the issuance of SFAS No. 141, "Business Combinations" and SFAS 142, "Goodwill and Other Intangible Assets." The new standards require that all business combinations initiated after June 30, 2001 must be accounted for under the purchase method. In addition, all intangible assets acquired that are obtained through contractual or legal right, or are capable of being separately sold, transferred, licensed, rented or exchanged shall be recognized as an asset apart from goodwill. Goodwill and intangibles with indefinite lives will no longer be subject to amortization, but will be subject to an annual assessment for impairment by applying a fair value based test. As the Company has no goodwill or other intangibles generated as a result of a business combination, the adoption of these standards will not presently have an impact on the Company's operations.

          In November 2001, the Emerging Issues Task Force reached a consensus on EITF Issue 01-9 "Accounting for Consideration Given by a Vendor to a Customer including a Reseller of the Vendor's Products." Also, in August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 144 retained substantially all of the requirements of SFAS No. 121 while resolving certain implementation issues. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. Management believes the impact of these pronouncements on its current operations, if any, will not be material.

                                                                     (continued)

NOTE  A  -  DESCRIPTION  OF  COMPANY  BUSINESS  AND  SUMMARY  OF  SIGNIFICANT
     ACCOUNTING  POLICIES  -  Continued

l)     New  Accounting  Pronouncements  -  Continued
       ---------------------------------------------

          In July 2002, the FASB issued Statement 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 nullifics EITF 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The statement provides guidance on the accounting and disclosure requirements for companies that incur costs to exit an activity. SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. Early application is encouraged. Restatement of previously issued financial statements is prohibited.

     m)     Business  Segment  and  Geographic  Area  Information
            -----------------------------------------------------

          The Company sells aircraft and aircraft parts, and leases aircraft to foreign and domestic customers. Most of the Company's sales take place on an unsecured basis, and a majority of the sales are to aircraft operators. The Company's revenues are derived primarily from customers located in the United States and all of the Company's long-lived assets are located in the United States. North-South Airways, a related party, accounted for 23% of the Company's revenue in fiscal 2002. No customers accounted for more than 10% of the Company's revenue in fiscal 2001. One customer accounted for 12% of the Company's revenue in fiscal 2000 and another customer accounted for 11% of the Company's revenue in fiscal 2000.

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

o)     Advertising  Costs
       ------------------

Advertising costs are expensed as incurred and are included in selling, general and administrative expenses. Total advertising costs for the years ended May 31, 2002, 2001 and 2000 were insignificant

p)     Shipping  and  Handling  Costs
       ------------------------------

     Costs incurred for shipping and handling are included in cost of sales when incurred. Amounts billed to a customer for shipping and handling are reported as revenue.



q)   Long Lived Assets
     -----------------

     The Company evaluates long-lived assets, including intangible assets, in accordance with the provisions of Statement of Financial Accounting Standards No. 121 ("FAS 121"), Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of. An impaired review is performed whenever events or changes in circumstances indicated that the carrying value may not be recoverable. Factors the Company considers important which could trigger an impairment review include, but are not limited to significant under-performance relative to projected operating results, significant changes in strategy for the Company's overall business, and significant industry or economic trends.

NOTE  B  -  REALIZATION  OF  ASSETS

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, as of May 31, 2002, the Company was in default (see Note F) of certain debt covenants of its term and revolving credit agreements and incurred a substantial loss from operations for the year ended May 31, 2002. Management has indicated that it will be unable to pay a scheduled September 2002 term loan principal payment in the amount of $216,000. This default could result in the entire amount of the debt becoming due and payable, although management has proposed alternatives to remedy the condition and believes it will be satisfactorily resolved.

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements on a continuing basis, to maintain present financing, and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

Management has developed a business plan for fiscal 2003 which contemplates positive net earnings, obtaining additional working capital, and the refinancing or restructuring of its bank credit agreement to long-term arrangements, which it believes are sufficient to provide the Company with the ability to continue in existence.

NOTE  C  -  INVESTMENT  IN  NORTH-SOUTH  AIRWAYS

     In April 2000, the Company purchased all of the outstanding stock of North-South Airways (North-South), a small regional airline that operates under an Air Carrier Certificate under Part 135 of the regulations of the Federal Aviation Administration. The Company purchased North-South for approximately $125,000 in cash and approximately $880,000 in assumed debt. The acquisition has been accounted for as a purchase and accordingly, the assets and liabilities have been recorded at their estimated fair values at the date of acquisition. No goodwill was recorded as a result of this acquisition. The results of operations of North-South are included in the accompanying consolidated statement of operations as of the date of the acquisition. In September 2000, North-South sold additional shares of stock raising approximately
$1,000,000. This sale of stock reduced the Company's ownership interest in North-South from 100% to approximately 35%. Accordingly, commencing September 2000, the Company is accounting for its investment in North-South Airways under the equity method, and the accounts of North-South are not included in the consolidated statements as of May 31, 2002 or 2001.

NOTE  D  -  INVESTMENT  IN  JOINT  VENTURES

     AIR41  LLC  Joint  Venture
     --------------------------

     On September 16, 1998, the Company entered into a joint venture (the "AIR41 Joint Venture") for the acquisition of 20 DC-9-41H aircraft from Scandinavian Airlines System ("SAS"). The aircraft were leased back to SAS and the leases had an average term of 39 months. The Company's original investment in the AIR41 Joint Venture was $1.4 million, which represents a 50% ownership interest. The Company's AIR41 Joint Venture partner is AirCorp, Inc., a privately held company. The aircraft purchases were financed through the joint venture, utilizing non-recourse debt to the partners. The AIR41 Joint Venture debt is secured by the AIR41 aircraft. In connection with this financing, the Company had to post a $1.15 million letter of credit. The Company and its joint venture partner are collectively guarantors on the AIR41 Joint Venture's obligation as the lessor of the aircraft. The AIR41 Joint Venture was accounted for under the equity method.

     In the second quarter of fiscal 2002, the Company recorded a non-cash impairment charge in the amount of $6,024,320 related to its investment in the Air 41 Joint Venture. The impairment charge eliminated the Company's investment in the Air 41 Joint Venture. During the fourth quarter of fiscal 2002, the lender to the Air 41 Joint Venture drew the full amount of the Company's letter of credit, which increased the amount of indebtedness outstanding under the Company's credit agreement by $1.15 million and was recorded as additional impairment expense. Prior to the impairment charges, the Company recorded $600,000 for equity in net earnings of Air 41 during the fiscal year 2002.

     In  fiscal  2002,  2001  and  2000,  100%,  93% and 100% of the AIR41 Joint
Venture  revenue  was  derived  from  SAS.  See  Note  O  -  Subsequent  Event.

     North-South  Airways
     --------------------

     In April 2000, the Company purchased all of the outstanding stock of North-South Airways (North-South), a small regional airline that operates under an Air Carrier Certificate under Part 135 of the regulations of the Federal Aviation Administration. In September 2000, North-South sold additional shares of stock raising approximately $1,000,000. This sale of stock reduced the Company's ownership interest in North-South from 100% to approximately 35%. Accordingly, commencing September 2000, the Company is accounting for its investment in North-South under the equity method.

     During the year ended 2002, the Company recorded net losses of approximately $742,000 related to its equity investment in North-South. The loss amount recorded exceeded the Company's investment percentage in the North-South loss due to the requirement of EITF 99-10 and EITF 98-13 as the Company had made advances and financings to North-South during fiscal year 2002. As of May 31, 2002, North-South was in default on the payment of certain lease payments. The Company is evaluating the possible sale of its investment in North-South.

                                                                     (continued)

NOTE D  - INVESTMENT  IN  JOINT  VENTURES  -  Continued

     A condensed summary of the Company's two joint venture operations follows:

                                     2002               2002                 2001                 2001
                                  Air 41 LLC         North-South           Air 41 LLC          North-South
                                 ------------        ------------         ------------         ------------
    Current assets               $          -       $    435,224          $          -        $    874,008
    Non-current assets             50,295,347            625,405            67,904,833             973,478
                                 ------------       ------------          ------------        ------------
         Total assets            $ 50,295,347       $  1,060,629          $ 67,904,833        $  1,847,486
                                 ============       ============          ============        ============

    Current liabilities          $ 51,719,531       $  2,054,178          $ 33,922,187        $  1,364,270
    Non-current liabilities                 -                  -            22,948,658                   -
                                 ------------       ------------          ------------        ------------
         Total liabilities       $ 51,719,531       $  2,054,178          $ 56,870,845        $  1,364,270
                                 ============       ============          ============        ============

         Revenue                 $  9,930,000       $  4,638,635          $ 13,949,000        $  1,791,127
                                 ============       ============          ============        ============

         Net earnings (loss)     $(12,176,172)      $ (1,478,765)         $  3,699,459        $ (1,010,208)
                                 =============      =============         ============        =============

     All revenues of the joint ventures were derived primary from entities other than members of the consolidated group.

     Included in the Company's consolidated retained earnings (accumulated deficit) is approximately $(2,904,000) and $4,442,000 relating to the Company's share in the net earnings (loss) of the joint ventures as of May 31, 2002 and 2001, respectively.

NOTE  E  -  INVENTORIES

     Inventories  at  May  31,  2002  and  2001  consisted  of  the  following:

                                                            2002                   2001
                                                        -------------          -------------
         Aircraft parts                                 $  6,110,083           $  6,644,053

         Aircraft and engines available for sale           1,726,481              5,827,818
                                                        -------------          -------------
                                                        $  7,836,564           $ 12,471,871
                                                        =  =========           = ==========

NOTE  F  -  LONG-TERM  OBLIGATIONS

     Long-term  obligations at May 31, 2002 and 2001 consisted of the following:

                                                            2002                   2001
                                                        ------------           ------------
         Senior Secured Revolving Credit Loans          $  9,707,683           $  7,952,726

         Term loans                                       10,011,406             12,439,490
                                                        ------------           ------------
                                                          19,719,089             20,392,216

         Less:  Current  maturities,  including
                     debt  in  default                    19,719,089              2,387,642
                                                        ------------           ------------
               Total                                    $          -           $ 18,004,574
                                                        =  =========           = ==========


     In October 1996, the Company entered into a Credit Agreement with the Bank of New York, which provided for a $3 million term loan (Term Loan-A) and up to an $11 million revolving credit. The Credit Facility is secured by substantially all of the assets of the Company and availability of amounts for borrowing is subject to certain limitations and restrictions such as accounts receivable and inventory levels. The interest rate on the Credit Facility, which fluctuates based on certain financial ratios of the Company, was the lenders prime rate less .25% (4.5% at May 31, 2002). The revolving line of credit was increased to $14 million in fiscal 1998. As of May 31, 2002, the amount available under the line of credit is approximately $1.2 million. As of August 22, 2002, the amount available under the line of credit is approximately $104,000. The credit agreement includes certain covenants which provide, amount other things, restrictions relating to the maintenance of consolidated net worth and other financing ratios, as well as a restriction on the payment of dividends.

     Beginning in the second quarter and continuing through May 31, 2002, the Company was not in compliance with certain covenants set forth in the Credit Agreement. As a result of the default, all of the Company's total long-term debt has been classified as a current liability in the accompanying balance sheet at May 31, 2002.

     Furthermore, as a result of the default, the Company's lender could accelerate the Company's obligation to repay the amount of all borrowings outstanding under the Credit Facility, could refuse to extend additional credit to the Company and could foreclose on its lien on the Company's assets. The Company would be unable to continue operations if the lender took such actions. The Company is in negotiations with its lender but has no assurances that it will be able to consummate a revised credit facility with the lender. On September 1, 2002, the Company is scheduled to pay a $216,000 term loan principal payment, the Company has indicated that it will be unable to make this payment.

     During fiscal 2000, the Credit Agreement was amended twice to create an additional term loan facility (Term Loans E) in the amount of $7.3 million, due August 1, 2003, to finance the purchase of three aircraft.

     During fiscal 2001, the Company entered into a loan with another financial institution to borrow $1.7 million to finance the purchase of an aircraft. The principal on the loan is due in 84 monthly payments of $22,071 commencing January 2001. The interest rate on the loan is fixed at 9.02% per annum. The loan is collateralized by the aircraft.

     During fiscal 2001, the Credit Agreement was amended whereby the outstanding term loans were consolidated into one single term loan facility and the termination date was extended to December 31, 2005.

NOTE  G  -  COMMITMENTS  AND  CONTINGENCIES

     Leases
     ------

     The Company leases warehouse facilities, office space, as well as certain equipment under long-term operating lease agreements. Rental expense under these leases for the years ended May 31, 2002, 2001 and 2000 was approximately $274,000, $269,000 and $279,000, respectively. At May 31, 2002, the future minimum payments on non-cancellable operating leases are as follows: 2003 - $264,000, 2004 - $248,000, and 2005 - $224,000.

     The Company currently leases aircraft and engines to customers under long-term operating lease agreements. In addition to minimum base rentals, the lease agreements often require additional rent based upon aircraft and engine usage. The net investment in aircraft and engines held for or leased to customers was approximately $15,488,538 and $12,321,202 at May 31, 2002 and 2001, respectively, net of accumulated depreciation of $2,091,810 and $1,652,083, respectively. At May 31, 2002, the future rental income under the long-term operating leases are approximately as follows: 2003 - $2,100,000, and 2004 - $795,000. At May 31, 2002, future rental income under the long-term operating leases to related parties are approximately as follow: 2003 - $1,000,000 and 2004 - $540,000.

NOTE  H  -  INCOME  TAXES

     The provision for income taxes for the years ended May 31, 2002, 2001 and 2000 is as follows:

                                       2002          2001          2000
                                    ----------    ----------    ----------
         Current  provision:
             Federal                 $      -      $      -      $      -
             State                          -             -             -
                                     --------      --------      --------
                                            -             -             -

         Deferred  provision        1,172,698       227,073       800,490
                                    ---------      --------      --------
                                  $ 1,172,698     $ 227,073     $ 800,490
                                  ===========     =========     =========

                                                                     (continued)

     The tax effect of the Company's temporary differences and carryforwards is as follows:

                                                                         2002                2001
                                                                     -----------         -----------
   Deferred  tax  assets-  current:
               Bad  debt  reserve                                    $    80,296         $   108,000
               Inventory  capitalization                                 374,040             197,000
               Accrued  payroll                                            9,874              95,000
               Accrued  vacation                                          17,345              35,000
               Reserve  for  inventory                                 1,066,865             654,000
                                                                     -----------         -----------
               Total  deferred  tax  assets  -  current                1,548,420           1,089,000

               Valuation  allowance                                   (1,548,420)                  -
                                                                     -----------         -----------

               Deferred  tax  assets,  net                           $         -         $ 1,089,000
                                                                     ===========         ===========

          Deferred tax (liabilities) assets - non-current:
               AIR41  Joint  Venture                                 $         -         $  (281,000)
               AIR  41  impairment                                     2,585,900                   -
               Depreciation  and  amortization                        (3,674,373)         (4,139,000)
               Net  operating  loss  carryforward  -  federal          2,662,548           3,846,000
               Net  operating  loss  carryforward  -  state              169,489             426,000
               Minimum  tax  credit  - federal                           263,564             264,000
               Other,  net                                               (24,320)            (32,000)
                                                                      -----------         -----------
               Total  deferred  tax  assets  -  non-current            1,982,808              84,000

               Valuation  allowance                                   (1,982,808)                  -
                                                                      -----------         -----------

               Deferred  tax  assets,  net                           $          -        $     84,000
                                                                     ============         ===========

     The Company's policy is to record a valuation allowance against its deferred tax assets if the Company believes that it is more likely than not that it will not recognize the deferred tax benefits. Based on the Company's recent earnings history and management's estimate of future profits, the Company believes that it is more likely than not that its future profits will not be sufficient to realize these benefits, therefore a valuation allowance of $3,531,228 has been recorded during the fourth quarter of fiscal 2002.

The following table summarizes the differences between the Company's effective tax rate and the statutory federal rate as follows:


                                                                        2002        2001        2000
                                                                      --------    --------    --------

          Statutory  federal  rate                                      34.0%       34.0%       34.0%
          Equity  in  net loss of unconsolidated joint venture          (4.0)        3.9          -
          Tax  expense(benefit)  from  net  operating
            loss  carryforward                                            -           -           .7
          State  income  taxes                                           1.9         1.9          -
          Valuation  Allowance                                         (47.8)         -           -
          Other                                                           -           -          4.2
                                                                      --------    --------    --------

          Effective  tax  rate                                         (15.9)%      39.8%       38.9%
                                                                      ========    ========    ========

(continued)

     The Company has net operating loss carryforwards for federal tax purposes of approximately $7.8 million. The net operating losses expire as follows:
2012 - $137,000 and 2020 - $7,694,000. The Company also has a federal minimum tax credit carryover of approximately $264,000 which may be utilized in future years to the extent that the regular tax liability exceeds the alternative minimum tax. Certain provisions of the tax law may limit the net operating loss and credit carryforwards available for use in any given year in the event of a significant change in ownership interest.

NOTE  I  -  STOCK  OPTIONS

Under the terms of the Company's 1996 Stock Option Plan (the "Plan"), the Company has 967,782 shares of common stock reserved. As of May 31, 2002, 44,380 shares are available to be issued under the Plan. The exercise price of all options granted by the Company to the employees equals the market price at the date of the grant. No compensation expense has been recognized. The options, other than those issued to the executive officers, vest immediately and expire 10 years from the date of the grant.

          Had compensation expense for the issuance of stock options under the Plan been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123, the Company's net earnings and earnings per share would have been changed to the pro forma amounts below.

                                                     2002                 2001                 2000
                                                 -----------          -----------          -----------
   Net  earnings  (loss)
          As  reported                         $  (8,533,856)        $    343,461         $  1,256,593
          Pro  forma                           $  (8,618,686)        $    317,361         $  1,222,093

     Basic  earnings  (loss)  per  share
          As  reported                         $       (4.01)        $        .16         $        .57
          Pro  forma                           $       (4.05)        $        .15         $        .56

     Diluted  earnings  (loss)  per  share
          As  reported                         $       (4.01)        $        .16         $        .55
          Pro  forma                           $       (4.05)        $        .15         $        .54

     The above pro forma disclosures may not be representative of the effects on reported net earnings for future years as certain options vest over several years and the Company may continue to grant options to employees.

                                                                     (continued)

     The fair value of each option grant is estimated on the date of grant using the binomial option-pricing model with the following weighted-average assumptions used for grants in fiscal 2002, 2001 and 2000, respectively: dividend yield of 0.0 percent for all years; expected volatility of 55 percent, 95 percent and 40 percent; risk-free interest rates of 4.5 percent; 6 percent and 6.50 percent; and expected holding periods of 4 years.

     A summary of the status of the Company's fixed stock options as of May 31, 2002, 2001 and 2000, and changes during the years ending on those dates is as follows:


                                                 May 31, 2002               May 31, 2001               May 31, 2000
                                             --------------------       --------------------       --------------------
                                                      Weighted  -                Weighted  -                Weighted  -
                                                       Average                    Average                    Average
                                                       Exercise                   Exercise                   Exercise
                                          Shares       Price          Shares       Price          Shares      Price
                                        ----------   ---------      ----------   ---------      ----------  ---------
     Outstanding  at
       beginning  of year                  559,947    $  3.03          529,947    $  3.13          593,154   $  3.12
     Granted                               313,000       0.57           30,000       1.25           25,000      3.44
     Exercised                                   -          -                -          -           (6,000)     3.26
     Cancelled                            (112,173)      3.00                -          -          (82,207)     3.10
                                         ---------   ---------      ----------   ---------      ----------  ---------

     Outstanding  at
       end  of  year                       760,774    $  1.99          559,947    $  3.03          529,947   $  3.13
                                         =========                   =========                   =========

     Options  exercisable
       at  end  of  year                   760,774                     559,947                     447,185
     Weighted-average
       fair  value  of  options
       granted  during
       the year                         $     0.27                  $     0.87                  $     1.38


     The  following  information applies to options outstanding at May 31, 2002:

                                             Options  Outstanding                    Options  Exercisable
                                       ------------------------------            ----------------------------
                                         Weighted  -
                                          Average
                                         Remaining              Weighted  -                         Weighted  -
         Ranges  of                      Contractual             Average                             Average
     Exercise  Prices       Shares          Life              Exercise Price          Shares       Exercise Price
     ----------------     ----------    ------------          --------------       ------------    ----------------
     $0.55  -  $0.81         310,000            9.55           $     0.57               310,000     $     0.57
     $1.25  -  $1.30          33,000            8.62                 1.25                33,000           1.25
     $2.75  -  $3.31         417,774            5.09                 3.10               417,774           3.10
                             -------                                                    -------
                             760,774                                                    760,774
                             =======                                                    =======


NOTE  J  -  STOCK  REPURCHASE  AND  RESTRICTED  STOCK  PLAN

     In the third quarter of 1999, the Company began acquiring shares of its common stock in connection with a stock repurchase program approved by the Board of Directors in December 1998. During fiscal 2001, fiscal 2000 and the six months ended May 31, 1999, the Company repurchased 168,701, 4,200 and 467,325 shares, respectively of its common stock for a total expenditure of $149,299, $18,711 and $1,946,780, respectively. Any such future purchases must be approved by the Company's lender.

     In August 2001, the Board of Directors approved the adoption of a Restricted Stock Plan (the "Plan") to make restricted stock grants to employees of the Company. The Board reserved 167,800 shares of the Company's common stock to be issued under the Plan. On September 1, 2001, the Company issued 160,000 shares of its common stock out of treasury stock under this Plan and during fiscal 2002, 35,000 shares were returned to the Company upon the resignation of certain employees holding the stock. As of May 31, 2002, the Company has deferred compensation expense of $67,840 reflected as a component of stockholders' equity. The Company recorded deferred compensation of $102,400 upon issuance of the stock and amortized $34,560 into expense during the year ended May 31, 2002.

NOTE  K  -  RELATED  PARTY  TRANSACTIONS

     Under the commission agreement entered into with the Company during fiscal 1994, an outside director is entitled to 3-4% of revenues generated from sales to customers brought in by the director. The Company paid the outside director approximately $0, $60,000 and $60,000 for the years ended May 31, 2002, 2001 and 2000. This agreement can be canceled by either party at any time.

     An executive of the Company's partner in the AIR41 Joint Venture was also an executive of one of the Company's significant customers until the fourth quarter of fiscal 2000. Total sales to this significant customer were $826,000 in fiscal 2000. The Company makes advances to the AIR41 Joint Venture on behalf of the Company's partner in the AIR41 Joint Venture. As of May 31, 2002 and 2001, the outstanding advances were $0 and $156,568, respectively, which are included in accounts receivable.

     The notes receivable - related party represents amounts due from North-South. The notes receivable are collateralized by certain of North-South's aircraft and accrue interest at a rate of 9.5% per annum. The future principal payments on the notes receivable are as follows: 2003 - $209,235, and 2004 - $90,765.

     Total lease and service income recognized by the Company related to these leases was approximately $1,350,000 and $595,000 in fiscal 2002 and fiscal 2001, respectively. In addition, during fiscal 2002 and 2001, the Company sold parts inventory to North-South representing sales of approximately $2,525,000 and $248,000, respectively. The Company performs certain services on behalf of North-South. Accordingly, the Company charges North-South $5,000 per month for these services, which is reflected as an offset to selling, general and administrative expenses. As of May 31, 2002 and 2001, the amount due from North-South was $255,000 (after reserves) and $79,862, respectively, which is included in accounts receivable. In fiscal 2002, the Company purchased certain aircraft spare parts in the amount of $81,000 from North-South.
                                                                     (continued)

NOTE  K  -  RELATED  PARTY  TRANSACTIONS  -  Continued

     A board member of the Company is a executive and a member of the Board of Directors of one of the Company's customers. The Company both purchases and sells inventory to this customer. Total sales to this customer were $284,200, $77,450 and $80,000 in fiscal 2002, 2001 and 2000, respectively. As of May 31, 2002 and 2001, the accounts receivable from this customer were approximately $0 and $18,000, respectively. Total purchases from this customer were approximately $876,000, $1.1 million and $1.6 in fiscal 2002, 2001 and 2000, respectively. As of May 31, 2002 and 2001, the Company has a payable to this customer of approximately $104,337 and $330,000, respectively.

NOTE  L  -  ACCRUED  LIABILITIES

     Accrued liabilities at May 31, 2002 and 2001 consisted of the following items:

                                   2002                  2001
                                -----------          -----------

     Customer  deposits         $   104,760          $   158,612
     Accrued  payroll               295,287              377,760
     Accrued  property  taxes         5,500              118,499
     Other                           40,047              130,996
                                     ------              -------
                                $   445,594          $   785,867
                                =   =======          =   =======

NOTE  M  -  EMPLOYMENT  AGREEMENTS

     In October 1996, the Company entered into employment agreements with two of its executive officers with a term of five years. Subsequent to May 31, 2001, the agreements were extended through October 2005. The agreements provide the officers with a certain minimum annual salary plus bonus. The agreements provide the officers with an option to terminate their agreements and receive a lump sum payment equal to the officer's average annual compensation paid by the Company for the most recent two years upon a change in control of the Company. During fiscal 2002, one of the executive officers resigned and the agreement was terminated.

NOTE  N  -  QUARTERLY  FINANCIAL  INFORMATION  (UNAUDITED)

                                      First               Second             Third             Fourth
Year                                  Quarter             Quarter            Quarter           Quarter              Total
 --                                  ----------          ---------           ---------        ---------          ----------
                                                 (In  Thousands,  Except  for  Per  Share  Information)
2002
----
Revenues                              $     4,656      $     4,217          $     4,786      $     3,489      $     17,148
Operating  income  (loss)                     513           (5,782) 1               377           (1,346) 2         (6,238)
Net  earnings  (loss)  available
      for  common  shareholders                 1           (3,678) 1                71           (4,928) 2,3       (8,534)
Earnings  (loss)  per share - basic             -            (1.69)                 .03            (2.30)            (4.01)
     Earnings  (loss)  per  share
        -  diluted                              -            (1.69)                 .03            (2.30)            (4.01)

2001
----
Revenues                              $     6,770      $     4,675          $     5,221      $     4,859      $     21,525
Operating  income                             623              727                  476              544             2,370
     Net  earnings  available
     for common shareholders                   70              117                   30              126               343
     Earnings  per  share  -  basic           .03              .05                  .01              .06              .16
     Earnings  per  share  -  diluted         .03              .05                  .01              .06              .16


1. Includes an impairment charge of $6 million related to the Company's investment in the Air 41 Joint Venture.
2. Includes an additional impairment charge of $1.15 million related to the Company's investment in Air 41 Joint Venture.
3. Includes deferred tax expense of $3.5 million related to the establishment of a valuation allowance account against the deferred tax asset.


NOTE  O  -  SUBSEQUENT  EVENT

On August 9, 2002, the Air 41 Joint Venture reached an agreement with its lender to transfer its aircraft to the lender in exchange for the cancellation of the Air 41 Joint Venture's indebtedness. The lender and the Company executed mutual releases in connection with the agreement between the lender and the Air 41 Joint Venture. The Company will receive a payment of $185,000 from the lender upon the consummation of the agreement between the lender and the Air 41 Joint Venture.

                      [THIS PAGE INTENTIONALLY LEFT BLANK]

The  accompanying  notes  are  an  integral  part  of  this  statement.

            INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARY

                          INDEX TO FINANCIAL STATEMENTS


                                                                            PAGE
                                                                            ----

Report  of  independent  certified  public  accountants                      F-2

Consolidated  balance  sheets  as  of  May  31,  2002  and  2001             F-3

Consolidated statements of operations for the years ended May 31, 2002,
 2001 and 2000                                                               F-4

Consolidated statement of stockholders' equity (deficit) for the years
ended May 31,  2002,  2001  and  2000                                        F-5

Consolidated statements of cash flows for the years ended
May 31, 2002, 2001 and 2000                                                  F-6

Notes  to  consolidated  financial  statements                               F-8

Schedule  II  -  Valuation  and  qualifying  accounts                        S-1





                FINANCIAL  STATEMENTS  AND  REPORT  OF  INDEPENDENT
                      CERTIFIED  PUBLIC  ACCOUNTANTS
                             AIR  41  LLC
                     May  31,  2002,  2001  and  2000

                                 C O N T E N T S

                                                                         Page

REPORT  OF  INDEPENDENT  CERTIFIED  PUBLIC  ACCOUNTANTS                   1


FINANCIAL  STATEMENTS

     BALANCE  SHEETS                                                      2

     STATEMENTS  OF  OPERATIONS                                           3

     STATEMENT  OF  MEMBERS'  CAPITAL  (DEFICIT)                          4

     STATEMENTS  OF  CASH  FLOWS                                          5

     NOTES  TO  FINANCIAL  STATEMENTS                              6  -  10

                         REPORT OF INDEPENDENT CERTIFIED
                               PUBLIC ACCOUNTANTS


Board  of  Directors
AIR  41  LLC

We have audited the accompanying balance sheets of AIR 41 LLC (the "Company") as of May 31, 2002 and 2001, and the related statements of operations, members' capital (deficit) and cash flows for each of the three years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AIR 41 LLC as of May 31, 2002 and 2001 and the results of its operations and its cash flows each of the three years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the financial statements, as of May 31, 2002, the Company was in default of its loan agreement. In addition, the Company incurred a net loss of $12.1 million during the year ended May 31, 2002, and the Company's current liabilities exceed its current assets by $51.7 million. These factors raise substantial doubt about the Company's ability to continue as a going concern. Managements' plan about these matters are described in Note B.


Miami,  Florida
July  26,  2002,
(except  for  Note  F  as  to  which
the  date  is  August  9,  2002)

                                   AIR 41 LLC
                                 BALANCE SHEETS
                                     MAY 31


ASSETS
                                                                              2002                 2001
                                                                           -----------          -----------
Aircraft,  net                                                        $     50,295,347     $     67,692,589

Deferred  debt  costs,  net  of  accumulated
  amortization  of  $0  and  $413,821  as
  of  May  31,  2002  and  2001,  respectively                                   -                  137,244
Other  assets                                                                    -                   75,000
                                                                                 -                   ------

                    Total  assets                                     $     50,295,347     $     67,904,833
                                                                      =     ==========     =     ==========


                   LIABILITIES AND MEMBERS' CAPITAL (DEFICIT)

Current  liabilities
     Accounts payable and accrued expenses                            $      1,154,184     $       172,204
     Deferred  revenue                                                         270,000             600,000
     Current  portion  of long-term debt                                    50,295,347          33,149,983
                                                                            ----------          ----------
                    Total  current  liabilities                             51,719,531          33,922,187

Long-term  debt,  net  of  current  portion                                     -               22,948,658
Commitment  and  contingencies                                                  -                   -

Members'  capital                                                            3,635,584           3,635,484
Retained  earnings (accumulated deficit)                                    (5,059,768)          7,398,404
                                                                           -----------           ---------
                   Total  members'  capital  (deficit)                      (1,424,184)         11,033,988
                                                                           -----------          ----------

                   Total  liabilities  and  members'
                     capital  (deficit)                              $      50,295,347     $    67,904,833
                                                                     =      ==========     =    ==========

                                   AIR 41 LLC
                            STATEMENTS OF OPERATIONS
                               YEARS ENDED MAY 31


                                                          2002                 2001                 2000
                                                      -----------          -----------          -----------
Rental  revenue                                   $     9,930,000     $     13,949,000     $     14,475,000

Expenses
     Interest  expense                                  4,464,706            5,348,029            5,770,912
     Depreciation  and  amortization
       expense                                          3,733,021            4,901,512            5,189,861
     Impairment  of  aircraft                          13,876,465                -                     -
     Other  expense                                        31,980                -                     -
                                                           ------            ---------            --------

          Total  expense                               22,106,172           10,249,541          10,960,773
                                                       ----------           ----------          ----------

               Net  earnings  (loss)            $     (12,176,172)     $     3,699,459     $     3,514,227
                                                =     ============     =     =========     =     =========

The  accompanying  notes  are  an  integral  part  of  this  statement.


                                 AIR 41 LLC
                     STATEMENT OF MEMBERS' CAPITAL (DEFICIT)
                     YEARS ENDED MAY 31, 2002, 2001 AND 2000


                                                                       Retained
                                                                       Earnings
                                                  Members'          (Accumulated
                                                  Capital               Deficit)                Total
                                                -----------          -------------          -----------
Balance  at  May  31,  1999                 $     3,174,426        $      1,572,718     $     4,747,144
Capital  contributions                              178,901                 -                   178,901
Net  earnings                                          -                  3,514,227           3,514,227
Distributions                                          -                   (720,000)           (720,000)
                                                   --------              ---------            ---------

Balance  at  May  31,  2000                $      3,353,327         $      4,366,945   $      7,720,272
Capital  contributions                              282,257                  -                  282,257
Net  earnings                                         -                    3,699,459          3,699,459
Distributions                                         -                     (668,000)          (668,000)
                                                 ---------                --------             --------
Balance  at  May  31,  2001                       3,635,584                 7,398,404        11,033,988
Net  loss                                            -                   (12,176,172)       (12,176,172)
Distributions                                        -                      (282,000)          (282,000)
                                                 --------                 ---------            ---------
Balance  at  May  31,  2002               $       3,635,584         $     (5,059,768)   $    (1,424,184)
                                          =       =========         =     ===========   =    ==========

The  accompanying  notes  are  an  integral  part  of  these  statements.

                                   AIR 41 LLC
                            STATEMENTS OF CASH FLOWS
                               YEARS ENDED MAY 31,


                                                                       2002                 2001                 2000
                                                                  -----------          -----------          -----------
Net  cash  flow  from  operating  activities:
     Net  earnings  (loss)                                  $     (12,176,172)     $     3,699,459     $      3,514,227
     Adjustments  to  reconcile  net  earnings  (loss)
        to  cash  provided  by  operating  activities:
          Impairment  of  aircraft                                 13,876,465                -                     -
          Depreciation  and  amortization                           3,733,021            4,901,512            5,189,861
     Changes  in  assets  and  liabilities:
          Other  assets                                                -                   (75,000)               -
          Deferred  revenue                                          (330,000)                 -                  -
          Accounts  payable  and  accrued  expenses                   981,980              (90,751)             (20,715)
                                                                     ---------             --------             --------
               Net  cash  provided  by  operating  activities       6,085,294            8,435,220             8,683,373

Cash  flow  from  investing  activities:
     Additions  to  aircraft                                            -                 (832,518)             (162,721)
                                                                    ---------             ---------             ---------
               Net  cash  used  in  investing  activities               -                 (832,518)             (162,721)

Cash  flows  from  financing  activities:
     Principal  payment  on  long-term  debt                       (5,803,294)          (7,926,491)           (7,918,179)
     Proceeds  from  long-term  debt                                    -                  812,010                 -
     Capital  contributions                                             -                  282,257               178,901
     Distributions                                                   (282,000)            (668,000)             (720,000)
     Payment  of  debt  costs                                           -                 (102,478)              (61,374)
                                                                    ----------            ---------              --------
               Net  cash  used  in  financing  activities          (6,085,294)          (7,602,702)           (8,520,652)

     Net  change  in  cash and cash equivalents                         -                     -                     -

     Cash  and  cash  equivalents  at  beginning of period              -                     -                     -
                                                                   ------------         -----------            -----------

     Cash  and  cash  equivalents at end of period                $     -              $     -               $      -
                                                                  ============         ============          =============

     Supplemental  disclosure  of  cash  flow  information:
             Cash  paid  during  the  year  for:
                Interest                                          $ 3,514,000          $ 5,317,279           $   5,813,845
                                                                  = =========          = =========           =   =========
                Taxes                                             $     -              $     -               $       -
                                                                  ===========          ===========           =============


                                  AIR 41 LLC
                          NOTES TO FINANCIAL STATEMENTS
                           MAY 31, 2002, 2001 AND 2000


NOTE  A  -  SIGNIFICANT  ACCOUNTING  POLICIES

     Basis  of  Presentation
     -----------------------

     The statements include the accounts of AIR 41 LLC (the "Company") which is equally owned by International Airline Support Group ("IASG") and Aircorp, Inc.

     Nature  of  Operations
     ----------------------

    The Company is the owner and lessor of twenty McDonnell Douglas aircraft. The aircraft are leased primarily to Scandinavian Airline Systems ("SAS"), a company based in Sweden. As of May 31, 2002, nine of the twenty aircraft are leased to SAS, which represents all of the rental revenue for the year ended May 31, 2002. The remaining eleven aircraft are currently not on lease. All SAS leases will expire during fiscal 2003.

     Cash  Flow
     ----------

     All monthly rental income from operations is paid directly to the Company's lender. The lender applies the portion of the rental income to the respective monthly principal and interest due on the Company's debt and the remaining portion is distributed back to the members of the Company. Accordingly, the Company does not retain any cash.

     Aircraft  and  Depreciation

     The aircraft is recorded at cost less accumulated depreciation. Depreciation is computed using the straight-line method over an estimated economic life of twelve years with an estimated salvage value equal to 25% of the original asset cost. Major improvements to aircraft are capitalized when incurred and depreciated over the useful life of the improvement. The Company evaluates the carrying value of the aircraft based upon changes in market and other physical and economic conditions and will record write-downs to recognize a loss in the value of the aircraft when management believes that, based on expected future cash flows, the recoverability of the Company's investment has been impaired. The Company does not record depreciation expense during the period the aircraft are not in service. (see Note F for an impairment charge)

     Operating  Leases

     The aircraft leases are accounted for as operating leases and have an average original term of 39 months. Lease rental revenues are recognized in equal installments over the terms of the related leases.


                                                                     (continued)

                                   AIR 41 LLC

                          NOTES TO FINANCIAL STATEMENTS

                           MAY 31, 2002, 2001 AND 2000


NOTE  A  -  SIGNIFICANT  ACCOUNTING  POLICIES  -  Continued

     Operating  Leases  -  Continued

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

     Deferred  Debt  Costs
     ---------------------

     Deferred debt costs represent costs incurred related to the loan with Finova Capital Corporation. These costs were amortized using the effective interest rate method. At May 31, 2002, any remaining balance was fully amortized.

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

                                   AIR 41 LLC

                          NOTES TO FINANCIAL STATEMENTS

                           MAY 31, 2002, 2001 AND 2000


NOTE  B  -  REALIZATION  OF  ASSETS

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, as of May 31, 2002, the Company was in default of its loan agreement and incurred a substantial loss from operations for the year ended May 31, 2002. In addition, the Company's current liabilities exceed its current assets by $51.7 million.

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements on a continuing basis, to maintain present financing, and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the company be unable to continue in existence. See Note F - Subsequent event for disclosure about a settlement with the lender, Finova Capital Corporation.

NOTE  C  -  AIRCRAFT

     Net  Investment  in  Aircraft
     -----------------------------

     The Company's net investment in aircraft as of May 31, 2002 consisted of the following:

                                              2002                  2001
                                          ------------          ------------

     Aircraft  at  cost                  $     80,947,795     $     80,947,795
     Less:  Accumulated depreciation          (16,775,983)         (13,255,206)
                                              ------------          -----------

     Aircraft,  net  of  accumulated
      depreciation                       $     64,171,812     $     67,692,589

     Impairment  charge  (Note  F)            (13,876,465)              -
                                              ------------          ----------

     Aircraft,  net                      $     50,295,347     $     67,692,589
                                         =     ==========           ==========

     The above aircraft balance at May 31, 2002 represents nine aircraft on lease and eleven aircraft available for lease.
                                                                     (continued)

                                   AIR 41 LLC
                          NOTES TO FINANCIAL STATEMENTS
                           MAY 31, 2002, 2001 AND 2000


NOTE  D  -  DEBT

    Long-term  obligations  at  May  31,  consisted  of  the  following:

                                              2002                  2001
                                          ------------          ------------
     Note  payable                    $     50,295,347     $     56,098,641
     Less:  Current  maturities             50,295,347           33,149,983
                                            ----------           ----------
                                      $         -          $     22,948,658
                                      =     ==========     =     ==========

     In September 1998, the Company entered into a loan agreement with Finova Capital Corporation in the amount of $76 million. In connection with this financing, each of the Company's members posted a $1.5 million letter of credit. The annual interest rate on the loan is fixed at 8.63% and the loan is collateralized by the twenty aircraft as well as the interest in the SAS leases. During the original terms of the leases, the Company is required to repay principal and interest on the debt based on 95% of the rental income received from the lease of the aircraft. Once an aircraft lease expires, the remaining principal on the aircraft is due to Finova Capital Corporation. If the aircraft is re-leased, the repayment terms of the debt on the aircraft is modified in accordance with the new lease terms. If the aircraft is sold, the remaining principal due on the aircraft is repaid in full with the proceeds from the aircraft sale. In fiscal 2001, Finova Capital Corporation financed maintenance to certain of the aircraft totaling approximately $812,000, which has been added to the total outstanding principal on the loan. As of May 31, 2001, part of the loan balance was classified as current portion of long-term debt, collateralized by six aircraft which were scheduled to come off the lease. This loan represents non-recourse debt to IASG and Aircorp, Inc. At May 31, 2002, the entire balance of this debt is classified as current debt due to the fact that all the remaining aircraft are due to come off lease in fiscal 2003, and the Company has no further commitment related to the disposition of these aircraft upon the termination of these leases.

During fiscal 2002, the lender drew down $1.15 million on a letter of credit posted by one of the Company's members. The amount will be used by the lender to pay future debt service.

                                   AIR 41 LLC

                          NOTES TO FINANCIAL STATEMENTS

                           MAY 31, 2002, 2001 AND 2000


NOTE  E  -  RELATED  PARTY  TRANSACTIONS

     Funding  of  Expenses
     ---------------------

     The members pay all expenses on behalf of the Company, which represent primarily aircraft maintenance and improvements. At May 31, 2002, the Company owes a member $200,000, which is included in accounts payable.

     Allocation  of  Expenses
     ------------------------

     Certain management and accounting expenses of the Company are absorbed by IASG and have not been allocated to the Company. These expenses are deemed to be insignificant.

     Aircraft  Lease
     ---------------

     In fiscal 2001, the Company leased one of its aircraft to an entity controlled by the owner of Aircorp, Inc., a member of the Company. Total rental income from this related party was $850,000 for the years ended May 31, 2001. In fiscal 2002, this entity filed for bankruptcy protection, therefore, there was no further rental income from this related party.

NOTE  F  -  SUBSEQUENT  EVENT

     In fiscal 2002, the Company recorded an impairment charge of $13,876,465 in order to write down the aircraft to the lower of cost or market. The market was determined based on an August 9, 2002 settlement with Finova Capital (lender) to transfer the aircraft to the lender in exchange for the cancellation of the Company's indebtedness. The lender and the Company executed mutual releases in connection with the agreement. The impairment charge reduces the balance of the aircraft to the outstanding loan balance as of May 31, 2002.




EXHIBIT  10.19
--------------


                   LEASE EXTENSION AND MODIFICATION AGREEMENT

     This Agreement made and entered in the 10th day of December, 2001, by and between Port 95-4 Ltd., a Florida limited partnership, whose mailing address is 1812 SW 31st Avenue, Pembroke Park, Florida 33009 (hereinafter called the
"Landlord") and International Airline Support Group, Inc., a Delaware corporation (hereinafter called the "Tenant"), whose corporate mailing address is 1954 Airport Rd., Suite 200, Atlanta, Georgia 30341.

                                   WITNESSETH:
                                   -----------

     WHEREAS, on March 26, 1997, Landlord and Tenant entered into a certain lease (the "Lease") for that certain premises in Port 95 Building 4, located at 3030 SW 42nd Street, Hollywood, Florida (the "Demised Premises") as described in the Lease; and

     WHEREAS, Landlord and Tenant mutually desire for an extension and modification to the Lease as indicated below; and

     NOW THEREFORE, for good and valuable consideration, the sufficiency of which the parties acknowledge, the parties with intent to be legally bound, agree as follows:

1. The foregoing recitals are true and correct and by this reference are incorporated herein.
2. The effective date (the "Effective Date") for this Lease Extension and Modification Agreement shall be June 1, 2002, and the Lease shall be extended through  May  31,  2005  (the  "Extended  Lease  Term").
3. Beginning the Effective Date during the Extended Lease Term, Tenant shall pay to Landlord a Minimum Rent for the Demised Premises of Six Hundred Eighteen Thousand Seventy-six Dollars and Ninety-two Cents ($618,076.92), plus any
                                                                        ----
increased  Expenses pursuant to paragraph 1 (h)(3) of the Lease, plus applicable
                                                                 ----
sales  and/or  rent  taxes  thereon,  payable  as  follows:
During the first (1st) year of the Extended Lease Term (to-wit: June 1, 2002 through May 31, 2003, the Minimum Rent due the Landlord for the Demised Premises shall be Two Hundred One Thousand One Hundred Thirty-eight Dollars and Sixty Center ($201,183.60) per annum, consisting of $161,286.00 as "Base Rent" and $39,852.00 as "Expenses," payable monthly, in advance, at a rate of Sixteen Thousand Seven Hundred Sixty-one Dollars and Fifty-Five Cents ($16,761.55) per month, plus any increased Expenses pursuant to paragraph 1(h)(3) of the Lease,
        ----
plus  any  applicable sales and/or rent taxes thereon; beginning the second year
 ---
of the Extended Lease Term (to-wit: June 1, 2003 through May 31, 2004), the Minimum Rent due Landlord annually for the Demised Premises shall be Two Hundred Five Thousand Nine Hundred Seventy-seven Dollars and Twenty-four Cents ($205,977.24), consisting of $166,125.24 as "Base Rent" and $39,852.00 as
"Expenses," payable monthly, in advance, at rate of Seventeen Thousand One Hundred Sixty-four Dollars and Seventy-Seven Cents ($17,164.77) per month, plus
                                                                            ----
any  increased  Expenses  pursuant  to  paragraph 1(h)(3) of the Lease, plus any
                                                                        ----
applicable sales and/or rent taxes thereon; beginning the third year of the Extended Lease Term (to-wit: June 1, 2004 through May 31, 2005), the Minimum Rent due Landlord annually for the Demised Premises shall be Two Hundred Ten Thousand Nine Hundred Sixty-one Dollars and Eight Cents ($210,961.08), consisting of $171,109.08 as "Base Rent" and $39,852.00 as "Expenses," payable monthly in advance, at a rate of Seventeen Thousand Five Hundred Eighty Dollars and Nine Cents ($17,580.09) per month, plus any increased Expenses pursuant to
                                         ----
paragraph  1(h)(3)  of  the  Lease,  plus any applicable sales and/or rent taxes
                                     ----
thereon.

4. OPTION LEASE TERM: Provided Tenant is not in default of this Lease both at the time it exercises this option to renew the Lease and when the "Option Lease Term," as defined herein, is scheduled to commence, Tenant may renew this Lease for an additional term of two (2) years (the "Option Lease Term") under the same terms and conditions as the Extended Lease Term, except the Minimum Rent due Landlord for the Options Lease Term shall be Four Hundred Thirty-seven Thousand Four Hundred Ninety-six Dollars and No Cents ($437,496.00), plus any
                                                                        ----
increased  Expenses  pursuant to paragraph 1(h)(3) of the Lease, plus applicable
                                                                 ----
sales  and/or  rent  taxes  thereon.

During the first (1st) year of the Option Lease Term (to-wit: June 1, 2005 through May 31, 2006, the Minimum Rent due the Landlord for the Demised Premises shall be Two Hundred Sixteen Thousand Ninety-six Dollars and No Cents ($216,096.00) per annum, consisting of $176,244.00 as "Base Rent" and $39,852.00 as "Expenses," payable monthly, in advance, at a rate of Eighteen Thousand Eight Dollars and No Cents ($18,008.00) per month, plus any increased Expenses
                                                    ----
pursuant  to  paragraph  1(h)(3)  of the Lease, plus any applicable sales and/or
                                                ----
rent taxes thereon; beginning the second year of the Option Lease Term During (to-wit: June 1, 2006 through May 31, 2007), the Minimum Rent due Landlord annually for the Demised Premises shall be Two Hundred Twenty-one Thousand Four Hundred Dollars and No Cents ($221,400.00) per annum, consisting of $181,548.00 as "Base Rent" and $39,852.00 as "Expenses," payable monthly, in advance, at a rate of Eighteen Thousand Four Hundred Dollars and No Cents ($18,450.00) per month, plus any increased Expenses pursuant to paragraph 1(h)(3) of the Lease,
        ----
plus  any  applicable  sales  and/or  rent  taxes  thereon.  Tenant  shall given
 ---
Landlord  written  notice  (Certified  Mail/Return  Receipt Requested), at least
 ---
ninety  (90)  days prior to the end of the Extended Lease Term, of its desire to
 ---
exercise this option to renew the Lease; if such notice is not received by Landlord at least ninety (90) days prior to the end of the Extended Lease Term, this paragraph shall become null and void, as if it never existed.

5. During the Extended Lease Term or Option Lease Term, as the case may be, and provided Tenant is not in default of the Lease, Term may lease in addition to the Demised Premises the adjacent space presently occupied by Carrier Corporation (the "Adjacent Premises") at the same terms and conditions as the Demised Premises and at the same Minimum Rent as the Demised Premises at the time the Tenant elects to lease the Adjacent Premises (subject to availability). Tenant shall give Landlord prior written notice (Certified Mail/Return Receipt Requested) of its desire to lease the Adjacent Premises. Tenant acknowledges that the lease for the Adjacent Premises ends September 30, 2002, however, Landlord shall notify Tenant when the Adjacent Premises will become available if sooner than September 30, 2002. Upon receipt of such notification, Tenant shall have forty-eight (48) hours to notify Landlord in writing of its desire to lease the Adjacent Premises. If Tenant fails to so notify Landlord in writing of its desire to lease the Adjacent Premises within said forty-eight (48) hours, Landlord may lease the Adjacent Premises to a third-party tenant without further obligation to Tenant regarding the Adjacent Premises.

6. Except as modified hereby, all other terms, conditions and covenants of the Lease dated March 26, 1997, between Landlord and Tenant are hereby incorporated herein by reference and shall govern.

7. In the event there is a conflict between the terms and provisions of this LEASE EXTENSION AND MODIFICATION AGREEMENT and the Lease and any modifications thereof, the terms of this AGREEMENT shall control.

8. This AGREEMENT may be executed in one or more counterparts, each of which shall be deemed to be an original.

     IN WITNESS WHEREOF, Landlord and Tenant have executed this AGREEMENT for the purpose herein expressed as of the date above first written.

Signed  in  the  presence  of:                    LANDLORD

PORT  95-4,  LTD.,  a  Florida  limited  partnership

By:  Port  95-4,  Inc.  a  Florida  corporation,  and  its  sole general partner
___________________________________

___________________________________          By: _______________________________
                                            Charles  M.  Kelsey,  Jr., President


                                   TENANT:

INTERNATIONAL  AIRLINE  SUPPORT  GROUP,  INC.,  a  Delaware  corporation
__________________________________

__________________________________          By:______________________________

                                       Print  Name:__________________________

                                        Title:_______________________________




                                       -9-




EXHIBIT  10.20
--------------


                               TERM LOAN AGREEMENT


This TERM LOAN AGREEMENT (this "AGREEMENT") is made as of this 20th day of December, 2000, between INTERNATIONAL AIRLINE SUPPORT GROUP, INC., a corporation organized under the laws of the State of Delaware, having its at headquarters 1954 Airport Road, Suite 200, Atlanta, Georgia 30341 ("BORROWER") and BOMBARDIER CAPITAL INC., a business corporation organized under the laws of the Commonwealth of Massachusetts of the United States of America, having its headquarters at P.O. Box 991; 261 Mountain View Drive, Colchester, Vermont 05446-0991, U.S.A. ("LENDER").

                                   WITNESSETH:

     WHEREAS, Borrower desires to purchase an Embraer EMB-120RT Aircraft, serial number 120.225 (the "AIRCRAFT");

     WHEREAS, Borrower has requested Lender to make a loan (the "LOAN") to Borrower in the aggregate principal amount of One Million Seven Hundred Forty-Two Thousand Five Hundred United States Dollars (US$1,742,500.00) for the purpose of financing the acquisition of the Aircraft; and

     WHEREAS, Lender is willing to make such Loan, subject to the terms and conditions of this Agreement.

     NOW, THEREFORE, in consideration of the covenants and promises herein contained, the parties agree as follows:

                      ARTICLE I:     AGREEMENT FOR THE LOAN
Section  1.01     Loan.  Subject  to the terms and conditions of this Agreement,
                  ----
Lender agrees to make one Loan to Borrower in the aggregate principal amount of One Million Seven Hundred Forty-Two Thousand Five Hundred United States Dollars (US$1,742,500.00) with respect to the Aircraft; and Borrower agrees to borrow the same from Lender.
                         ARTICLE II:     FINANCING TERMS
Section  2.01     Term.  The  Loan  under this Agreement shall be evidenced by a
                  ----
Promissory Note in the form of Exhibit A hereto (the "NOTE") delivered by Borrower to Lender. The term of the Loan shall be from the date of disbursement by Lender of such Loan to December 20, 2007 (the "MATURITY DATE"), at which time all outstanding amounts due shall be paid in full.
Section 2.02     Interest Rate. The principal balance of the Loan outstanding at
                 -------------
     any time shall bear interest at a fixed rate per annum of nine and 02/100 percent (9.02%) (the "LOAN RATE").
Section  2.03     Principal and Interest Payments. Principal and interest on the
                  -------------------------------
Loan shall be due and payable in United States Dollars under the terms and conditions of the Note. Provided Borrower is not in default under this Agreement or the Note, Borrower may prepay the Note in its entirety, together with a Make Whole Amount. The Make Whole Amount shall be a premium equal to the greater of i) zero and ii) the excess of the sum of the present values of each remaining scheduled payment of principal and interest on such Note discounted at the then prevailing applicable discount rate for each such remaining cash flow over the remaining outstanding principal of the Note. For purposes of this calculation, the prevailing discount rate will be equal to (i) the Loan Rate less (ii) the amount, if any, by which the sum of the interpolated yield on the like term U. S. Treasury Note, as published in The Wall Street Journal, of the term remaining on the original scheduled payments of principal and interest on the Note is less than five and 18/100 percent (5.18%).
Section  2.04     Interest  Rate  after  Default.  Notwithstanding  any  other
                  ------------------------------
provision of this Agreement from and after the date of any Event of Default (as hereinafter defined), any amounts due and owing under this Agreement shall bear interest at a rate equal to two percent (2%) per annum above the Loan Rate, calculated on a daily basis.
Section  2.05     Net  Payments.  All  payments  of  any kind due to Lender from
                  -------------
Borrower pursuant to this Agreement shall be made in the full face amount thereof, without setoff, counterclaim, or other defense. All such payments will be free and clear of, and without deduction or withholding for, any present or future taxes.
Section  2.06     Evidence  of  Indebtedness.  The  Loan  made  by  Lender  and
                  --------------------------
Borrower's obligation to repay the Loan with interest in accordance with the terms of this Agreement shall be evidenced by this Agreement, the records of Lender and the Note. The records of Lender shall be prima facie evidence of the Loan and accrued interest thereon and of all payments made in respect thereof, except in the case of manifest error.
Section  2.07     Financial  Statements.  Borrower  shall  furnish  to  Lender:
                  ---------------------
(a) as soon as available, but in any event within 120 days after the end of each fiscal year of Borrower, the balance sheet of Borrower as at the end of such fiscal year and the related statement of income of Borrower for such fiscal year, setting forth in each case in comparative form the figures for the previous fiscal year; and
(b) upon request, at least forty-five (45) days after the end of Borrower's fiscal quarter, the unaudited balance sheet of Borrower as at the end of such fiscal quarter of Borrower and the related unaudited statement of income of Borrower for such quarter for the portion of the fiscal year of Borrower then ended, certified by the chief financial officer of Borrower.
                     ARTICLE III:      SECURITY FOR THE LOAN
Section 3.01     Note and Security Interest. At all times during the term hereof
                 --------------------------
     and until all sums owing pursuant hereto are paid in full, the Loan shall be secured by the Aircraft, the Note and the Aircraft Mortgage and Security Agreement in the form of Exhibit B hereto (the "SECURITY AGREEMENT") by and between Borrower and Lender (collectively, the "COLLATERAL"). This Agreement, the Note and the Security Agreement are collectively referred to herein as the "CREDIT DOCUMENTS."
        ARTICLE IV:      REPRESENTATIONS, WARRANTIES AND INDEMNIFICATIONS
     In order to induce Lender to enter into this Agreement and to make the Loan, Borrower makes the representations, warranties, and indemnifications hereinafter set forth in this Article IV.
Section  4.01     Indemnity. Borrower shall indemnify Lender and its affiliates,
                  ---------
and hold Lender and its affiliates harmless from any loss, cost or expense whatsoever arising from the breach of any of Borrower's covenants or other obligations set forth in this Agreement or any other Credit Document, including all losses suffered by Lender in connection with, arising out of, or in any way related to (i) protecting, preserving, exercising or enforcing any of the rights of Lender under this Agreement or the other Credit Documents and (ii) any claim (whether asserted by Lender or Borrower or any other person) and the prosecution or defense thereof, in any way arising under, related to, or connected with, this Agreement or the other Credit Documents or the relationship established hereunder, except to the extent that the same shall arise as a result of Lender's breach of this Agreement or the other Credit Documents or arising out of Lender's gross negligence or willful misconduct as determined by a court of competent jurisdiction in a final and nonappealable judgment. Borrower's obligation under this Section 4.01 shall survive the repayment of the Loan and the Note.
Section  4.02     Status  and  Authority.  Borrower  is  a  corporation  duly
                  ----------------------
incorporated and validly existing under the laws of Delaware, and has the power to execute, deliver and carry out the terms and provisions of the Credit Documents to which it is a party and has taken all necessary action to authorize the execution of the Credit Documents to which it is a party. The Credit Documents to which it is a party have been duly executed and delivered by Borrower and constitute the legal, valid, and binding obligations of Borrower, enforceable in accordance with their respective terms, except to the extent that enforcement may be limited by any applicable bankruptcy, insolvency, reorganization, moratorium or other similar laws affecting creditors' rights generally and subject to the application or limitation of equitable principles by a court of competent jurisdiction.
Section 4.03     Material Liabilities. There has been no material adverse change
                 --------------------
in  the  operations,  business,  property,  assets  or  condition  (financial or otherwise)  of  Borrower  since  the  date  of  Borrower's  financial statements heretofore  provided  to  Lender.
Section 4.04     Use of Proceeds. Proceeds of the Loan shall be used exclusively
                 ---------------
to pay a portion of the purchase price for the Aircraft. Borrower agrees that the proceeds of the Loan shall be paid by Lender for the benefit of Borrower as directed by Borrower in a payment authorization letter.
                      ARTICLE V:      CONDITIONS TO CLOSING
     In addition to the terms and conditions otherwise contained herein, the making of the Loan is subject to the satisfaction of the conditions contained in this Article V. The date on which the conditions are satisfied and the Loan is made is hereinafter referred to as the "CLOSING DATE."
Section 5.01     No Default. Borrower shall not be in default of: (a) any Credit
                 ----------
     Document or (b) any other agreement, loan or document, between Borrower and Lender.
Section  5.02     Representations  and  Warranties.  The  representations  and
                  --------------------------------
warranties  contained  in  the  Credit  Documents  shall  be  true  and correct.
Section  5.03     Delivery  of Documents for the Loan. With respect to the Loan,
                  -----------------------------------
on the Closing Date Borrower shall have delivered to Lender the following documents:

(a)     a  duly  executed  copy  of  each  of  the  Credit  Documents;
(b) evidence of acceptance by CT Corporation System of its appointment as agent to receive service of process in New York on behalf of Borrower;
(c) a certified copy of the Articles of Incorporation and Bylaws or other governing documents of Borrower;
(d) a certified copy of the resolutions of the directors authorizing the transaction contemplated herein;
(e) a legal opinion of counsel to Borrower substantially in the form of Exhibit C hereto;
(f) a certificate of good standing of Borrower issued by the Delaware Secretary of State;
(g)     evidence that good title to the Aircraft is in the name of Borrower; and
(h)     evidence  that  Borrower  has obtained the insurance required by Section
3.4  of  the  Security  Agreement.

                  ARTICLE VI:      EVENTS OF DEFAULT; REMEDIES
Section  6.01     Events  of  Default.  The  occurrence  of any of the following
                  -------------------
events  shall  constitute  an  "EVENT  OF  DEFAULT"  under  this  Agreement:

(a) default by Borrower in the payment when due of any principal under the Loan or under the Note and such default shall continue for a period of thirty
(30)  days  after  Borrower  has  received  written  notice  of  such  default;
(b) default by Borrower in the payment when due of any interest accrued under the Loan or under the Note and such default shall continue for a period of thirty (30) days after Borrower has received written notice of such default;
(c) default by Borrower in the payment of any other amounts payable under this Agreement or default of any other terms or provisions of this Agreement, or any other Credit Document, and such default shall continue for a period of thirty (30) days after Borrower has received written notice of such default;
(d)     default  by Borrower of any other agreement between Borrower and Lender;
(e) the Security Agreement granted to Lender shall cease to be in full force and effect or shall cease to give to Lender the rights and interests purported to be created thereunder;
(f) the Collateral or any portion thereof shall be seized or confiscated by any governmental authority for any reason whatsoever for a period of sixty (60) consecutive days during which a stay of enforcement of such seizure and confiscation, by reason of a pending appeal or otherwise, shall not be in effect;
(g) if Borrower fails or becomes unable generally to pay its debts as they come due, makes an assignment for the benefit of creditors, has a compulsory winding up order made against it or resolves to be wound up voluntarily, files a petition in bankruptcy or for relief under any bankruptcy or insolvency law, is adjudicated insolvent or bankrupt, petitions or applies to any tribunal for any receiver of or any trustee for such company or any substantial part of its property, commences any proceeding relating to such company under any reorganization, arrangement, readjustment of debt, dissolution or liquidation law or statute of any jurisdiction whether now or hereafter in effect, and such proceeding remains undismissed for a period of sixty (60) days, or if there is commenced against Borrower any such proceeding by any act, indicates its consent to, approval of, or acquiescence in any such proceeding or the appointment of any such receivership or trusteeship and such receivership or trusteeship remains undismissed for a period of sixty (60) days during which a stay of enforcement of proceeding or appointment, by reason of a pending appeal or otherwise, shall not be in effect;
(h) any representation, warranty or statement made by Borrower in this Agreement, or any other Credit Document or any notice or other document, certificate or statement delivered by Borrower pursuant hereto or in connection herewith is or proves to have been incorrect or misleading when made in the reasonable opinion of Lender, Borrower's ability to perform its obligations under any Credit Document is or will be materially and adversely affected as a result thereof;
(i) Borrower suspends or ceases or threatens to suspend or cease to carry on a material part of its revenue producing business; or
(j) there shall occur in the reasonable opinion of Lender any material adverse change in the financial condition of Borrower which, in the reasonable opinion of Lender, will materially impair the ability of Borrower to perform its obligations under the Credit Documents;

then upon the happening of any of the foregoing Events of Default, the Note and all amounts under this Agreement shall become and be immediately due and payable and Lender shall be entitled to all other remedies available at law. Except as set forth in this Agreement, Borrower expressly waives any presentment, demand, protest or other notice of any kind.

                   ARTICLE VII:      MISCELLANEOUS PROVISIONS
Section 7.01     Governing Law. This Agreement and the rights and obligations of
                 -------------
     the parties hereunder shall be governed by and construed in accordance with the laws of the State of New York.
Section 7.02     Jurisdiction; Service of Process; Waiver of Immunity. Any legal
                 ----------------------------------------------------
     action or proceeding against Borrower with respect to the Credit Documents to which it is a party may be brought in such of the courts of competent jurisdiction of the State of New York in the City of New York or in the United States District Court for the Southern District of New York as Lender or its respective successors and permitted assigns, as the case may be, may elect, and by execution and delivery of the Credit Documents to which it is a party, Borrower irrevocably submits to the non-exclusive jurisdiction of such courts, and to appellate courts therefrom, for purposes of legal actions and proceedings under each Credit Document and, in the case of any such legal action or proceeding brought in the above-named New York courts, hereby irrevocably consents, during such time, to the service of process out of any of the aforementioned courts in any such action or proceeding by the mailing of copies thereof by registered mail, postage prepaid, to Borrower at its address set forth above, or by any other means permitted by applicable law. Borrower hereby irrevocably designates, appoints and empowers CT Corporation System as its authorized agent for service of process in the State of New York in any suit or proceeding with respect to the Credit Documents to which it is a party. A copy of any such process served on such agent shall be promptly forwarded by airmail by the person commencing such proceeding to Borrower at its address set forth above. Borrower further irrevocably consents to the service of process out of any of the aforementioned courts in any such action or proceeding by the mailing of copies thereof by registered or certified airmail, postage prepaid, to Borrower at its address set forth above. The foregoing, however, shall not limit the rights of Lender to serve process in any other manner permitted by law or to bring any legal action or proceeding or to obtain execution of judgment in any jurisdiction. Borrower further agrees that final judgment against Borrower in any action or proceeding in connection with the Credit Documents to which it is a party shall be conclusive and may be enforced in any other jurisdiction within or outside the United States of America by suit on the judgment, a certified or exemplified copy of which shall be conclusive evidence of the fact and the amount of Borrowers indebtedness. TO THE EXTENT THAT BORROWER HAS OR HEREAFTER MAY ACQUIRE ANY IMMUNITY FROM JURISDICTION OF ANY OF THE ABOVE-NAMED COURTS OR FROM ANY LEGAL PROCESS THEREIN, BORROWER HEREBY IRREVOCABLY WAIVES SUCH IMMUNITY, AND BORROWER HEREBY IRREVOCABLY WAIVES AND AGREES NOT TO ASSERT, BY WAY OF MOTION, AS A DEFENSE, OR OTHERWISE, IN ANY LEGAL ACTION OR PROCEEDING BROUGHT HEREUNDER IN ANY OF THE ABOVE-NAMED COURTS (I) ANY CLAIM THAT IT IS NOT PERSONALLY SUBJECT TO THE JURISDICTION OF THE ABOVE-NAMED COURTS, (II) THAT IT OR ANY OF ITS PROPERTY IS IMMUNE FROM THE ABOVE DESCRIBED LEGAL PROCESS (WHETHER THROUGH SERVICE OR NOTICE, ATTACHMENT PRIOR TO JUDGMENT, ATTACHMENT IN AID OF EXECUTION, OR OTHERWISE), (III) THAT SUCH ACTION OR PROCEEDING IS BROUGHT IN AN INCONVENIENT FORUM, THAT VENUE FOR THE ACTION OR PROCEEDING IS IMPROPER OR THAT THE CREDIT DOCUMENTS TO WHICH IT IS A PARTY MAY NOT BE ENFORCED IN OR BY SUCH COURTS, OR (IV) ANY DEFENSE THAT WOULD HINDER OR DELAY THE LEVY, EXECUTION OR COLLECTION OF ANY AMOUNT TO WHICH EITHER PARTY HERETO IS ENTITLED PURSUANT TO A FINAL JUDGMENT OF ANY COURT HAVING JURISDICTION. NOTHING IN THIS SECTION 7.02 SHALL LIMIT ANY RIGHT OF LENDER TO BRING ACTIONS, SUITS OR PROCEEDINGS IN THE COURTS OF ANY OTHER JURISDICTION. BORROWER EXPRESSLY ACKNOWLEDGES THAT THE FOREGOING WAIVER IS INTENDED TO BE IRREVOCABLE AND HEREBY WAIVES ANY RIGHT WHICH IT MAY HAVE TO REQUEST A TRIAL BY JURY IN ANY ACTION RELATING TO THE CREDIT DOCUMENTS.
Section  7.03     Severability.  If  any  part of this Agreement is contrary to,
                  ------------
prohibited by, or deemed invalid under any applicable law of any jurisdiction, such provision shall, as to such jurisdiction, be inapplicable and deemed omitted to the extent so contrary, prohibited, or invalid, without invalidating the remainder hereof or affecting the validity or enforceability of such provision in any other jurisdiction.
Section  7.04     Counterparts.  This Agreement may be executed in any number of
                  ------------
counterparts and by the different parties hereto on separate counterparts, each of which when so executed and delivered shall be an original, but all of which shall together constitute one and the same instrument, and all signatures need not appear on any one counterpart.
Section  7.05     Benefit of Agreement. This Agreement shall be binding upon and
                  --------------------
shall inure to the benefit of and be enforceable by Lender and Borrower, and their respective successors in interest and assigns; provided however, that Borrower shall not assign or transfer any interest or delegate any duty hereunder without the prior written consent of Lender, which consent shall not be unreasonably withheld or delayed. Lender shall have the absolute right to assign or transfer any interest herein or in the other Credit Documents, including, without limitation, the right to sell participation interests in the Loan; provided, however, any such assignment or transfer shall not materially affect Borrower's obligations hereunder, and Lender shall pay or reimburse Borrower for all of Borrower's additional reasonable costs and expenses (including reasonable fees and disbursements of legal counsel) associated with effecting or resulting from any such assignment or transfer by Lender. Lender shall promptly give Borrower notice of any such assignment or transfer.
Section  7.06     Further Documentation. The parties hereto agree that from time
                  ---------------------
to time after the Closing Date, Borrower shall execute and deliver to Lender such further document or documents as Lender may reasonably request and which is or are reasonably necessary or desirable in order to confirm, further evidence the respective obligations of Borrower and/or the rights and privileges of Lender under this Agreement or the other Credit Documents, or carry out the intent of the parties under this Agreement or the other Credit Documents.
Section  7.07     Transaction  Fee;  Expenses.  Borrower  shall  upon Borrower's
                  ---------------------------
execution of this Agreement, pay to Lender a non-refundable transaction fee of Eight Thousand Seven Hundred Twelve and 50/100 Dollars (US$8,712.50). Provided, further, Borrower shall, on demand, pay or reimburse Lender for all of Lender's reasonable out-of-pocket costs and expenses (including reasonable fees and disbursements of legal counsel) actually incurred relative to the preparation of this Agreement and the Credit Documents.
Section 7.08     Waivers; Amendments. Any term, covenant, agreement or condition
                 -------------------
of this Agreement or the other Credit Documents may be amended or waived, and any departure therefrom may be consented to, if, but only if, such amendment, waiver or consent is in writing and is signed by Lender and Borrower. Unless otherwise specified in such waiver or consent, a waiver or consent given hereunder shall be effective only in the specific instance and for the specific purpose for which given.
Section 7.09     Set-Off. Upon and after the occurrence of any Event of Default,
                 -------
Lender and each of its affiliates is hereby authorized by Borrower, at any time and from time to time after five (5) days' of Borrower's receipt of Lender's written notice to Borrower, (a) to set off against, and to appropriate and apply to the payment of, the obligations and liabilities of Borrower under this Agreement and the other Credit Documents (whether matured or unmatured, fixed or contingent or liquidated or unliquidated) any and all amounts owing by Lender or any such affiliate to Borrower (whether matured or unmatured, and, in the case of deposits, whether general or special, time or demand and however evidenced) and (b) pending any such action, to the extent necessary, to hold such amounts as collateral to secure such obligations and liabilities.
Section  7.10     Limitation  of Liability. No claim may be made by either party
                  ------------------------
against the other or its affiliates, directors, officers, members, employees, attorneys or agents for any special, indirect, consequential or punitive damages in respect of any breach or wrongful conduct (whether the claim therefor is based on contract, tort or duty imposed by law) in connection with, arising out of or in any way related to the transactions contemplated and relationships established by this Agreement or the other Credit Documents, or any act, omission or event occurring in connection therewith (unless such claims result from the gross negligence or willful misconduct of the party against whom such claim is made); and Borrower and Lender each hereby waives, releases and agrees not to sue the
Section 7.11     Entire Agreement. This Agreement and the other Credit Documents
                 ----------------
embody the entire agreement between Borrower and Lender and supersede all prior agreements, representations and understandings, if any, relating to the subject matter hereof.
Section  7.12     Currency.  The  payment  obligations  of  Borrower  under this
                  --------
Agreement and the other Credit Documents shall not be discharged by an amount paid in currency other than United States Dollars, whether pursuant to a judgment or otherwise.

     IN WITNESS WHEREOF, the authorized representatives of the parties have executed this agreement as of the date first written above.

BOMBARDIER  CAPITAL  INC.


By
    Name:
    Title:


By
    Name:
    Title:


INTERNATIONAL  AIRLINE  SUPPORT
GROUP,  INC.


By
Name:     George  Murnane  III
          --------------------
    Title:     Executive  Vice  President  and  COO
               ------------------------------------


EXHIBIT  21
-----------

                              LIST OF SUBSIDIARIES
                              --------------------


ISAG  -  Virgin  Islands,  Inc.,  United  States  Virgin  Islands




EXHIBIT  23
-----------

                                AUDITOR'S CONSENT


     We have issued our report dated July 26, 2002, accompanying the consolidated financial statements and schedule appearing in the Annual Report of International Airline Support Group, Inc. and Subsidiaries on Form 10-K for the year ended May 31, 2002. We hereby consent to the incorporation by reference of the aforementioned report in the Registration Statements of International Airline Support Group, Inc. and Subsidiaries on Forms S-8 (Registration Nos. 333-13979, 333-41231, 333-90523 and 333-86496).


/s/  Grant  Thornton  LLP

Miami,  Florida
August  29,  2002


EXHIBIT  99.1
-------------

                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER


     Pursuant to 18 U.S.C. 1350, the undersigned officer of International Airline Support Group, Inc. (the "Company") hereby certifies that the Annual Report on Form 10-K of the Company for the fiscal year ended May 31, 2002 (the "Report") fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Dated:     August  29,  2002


                                        /s/  Alexius  A.  Dyer  III
                                        ----------------------------------
                                   Name:  Alexius  A.  Dyer  III
                                   Title:     Chairman,  President  and
                                        Chief  Executive  Officer


EXHIBIT  99.2
-------------

                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER



     Pursuant to 18 U.S.C. 1350, the undersigned officer of International Airline Support Group, Inc. (the "Company") hereby certifies that the Annual Report on Form 10-K for the fiscal year ended May 31, 2002 (the "Report") fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:     August  29,  2002


                                        /s/  John  Wang
                                        -----------------------
                                   Name:     John  Wang
                                   Title:     Vice  President  -  Finance


                                       S-1

           INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES

                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS

                     YEARS ENDED MAY 31, 2000, 2001 AND 2002

COLUMN  A                                     COLUMN B               COLUMN C            COLUMN D              COLUMN E
---------                                     --------              ----------          --------               --------
                                                                    Additions
                                             Balance  at           Charged  to                                Balance  at
                                             Beginning             Costs  and                                  End  of
    Description                              of  Period             Expenses            Deductions              Period
    -----------                              ----------           -----------         ------------           -----------


Year  ended  May  31,  2000
---------------------------

 Reserves  deducted  from  assets  to
     which  they  apply:

   Allowance for possible losses on
   accounts receivable                    $     342,420       $     172,893       $     342,591  (a)        $     172,722
                                          =     =======       =     =======       =     =======             =    ========

   Inventory  obsolescence  reserve       $   1,339,564       $     107,518       $        -                $   1,447,082
                                          =   =========       =     =======       =     =======             =   =========

Year  ended  May  31,  2001
---------------------------

Reserves  deducted  from  assets
   to  which  they  apply:

    Allowance for possible losses
     on accounts receivable               $    172,722        $     202,169       $     73,467  (a)         $     301,424
                                          =    =======        =     =======       =     ======               ============

    Inventory  obsolescence  reserve      $  1,447,082        $     143,920       $        -                $   1,591,002
                                          =  =========        =     =======       =     ======              =   =========

Year  ended  May  31,  2002
---------------------------

Reserves  deducted  from  assets  to
    which  they  apply:

    Allowance for possible losses on
      accounts receivable                 $   301,424         $     615,597       $    181,739  (a)         $     735,282
                                          =   =======         =   =========       =    =======              =     =======

    Inventory  obsolescence  reserve      $ 1,591,002         $     819,882       $       -                 $   2,410,884
                                          = =========         =     =======       =    =======              =   =========


Write-off  of  accounts  receivable  against  the  reserve.
