Form 10-Q
period 2002-08-31
INTERNATIONAL AIRLINE SUPPORT GROUP INC
filed 2002-10-15
CIK 859307

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                FORM 10-Q

                                (Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

             For the quarterly period ended August 31, 2002 or

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

     The number of shares of the Company's common stock outstanding as of October 6, 2002 was 2,156,497.

                                                          FORM 10-Q

          INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARYINDEX

                                                              Page  No.
                                                              ---------
Part  I     FINANCIAL  INFORMATION
       Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets  as  of           3
           May  31,  2002  and  August 31, 2002

          Condensed Consolidated Statements  of  Operations
           for the Three Months Ended August 31, 2001
           and  August  31,  2002                                 4

          Condensed Consolidated Statements of Cash Flows
           for the Three Months Ended August 31, 2001 and
           August 31,  2002                                       5

          Notes to Condensed Consolidated Financial Statements    6

          Item  2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations         12

          Item  3.  Quantitative  and  Qualitative
           Disclosures  About  Market  Risk                      16

          Item  4.  Controls and Procedures                      17

Part  II  OTHER INFORMATION

          Item  1.  Legal  Proceedings                           18

          Item  3.  Defaults with respect to Senior Securities   18

          Item  6.  Exhibits  and  Reports  on  Form  8-K        18

                                                                      FORM 10-Q
            INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                      ASSETS

                                                         May  31,                      August  31
                                                           2002*                           2002
                                                       ------------                    -----------
                                                                                       (unaudited)
Current  assets
     Cash  and  cash  equivalents                      $     80,316                  $     163,507
     Accounts  receivable,  net  of  allowance
       for  doubtful  accounts of  $116,295  at
       May  31,  2002  and  $127,566  at
       August  31,  2002                                     991,535                        636,457
     Accounts  receivable  -  related  party,  net
       of  allowance  for  doubtful accounts  of
       $618,987  at May 31, 2002 and $1,081,689
       at August 31, 2002                                    225,000                         47,750
     Inventories,  including  aircraft  and  engines
       available  for  sale                                7,836,564                      7,413,479
     Other  current  assets                                  194,401                        219,386
     Current  portion  note receivable - related party       141,818                        141,818
                                                             -------                        -------
                    Total  current  assets                 9,469,634                      8,622,397

Property  and  equipment
     Aircraft  and  engines held for lease                 6,375,000                      6,375,000
     Aircraft and engines held for lease-related party    11,205,348                     10,594,162
     Leasehold  improvements                                 166,991                        166,991
     Machinery  and  equipment                             1,124,825                      1,131,735
                                                           ---------                      ---------
                                                          18,872,164                     18,267,888
     Less  accumulated  depreciation                       3,135,446                      3,426,746
                                                           ---------                      ---------

          Property  and  equipment,  net                  15,736,718                     14,841,142
                                                          ----------                     ----------

Other  assets
     Note  Receivable  -  related  party,  net               158,182                        158,182
     Deferred  debt  costs,  net                             100,508                         82,628
                                                             -------                         ------
          Total  other  assets                               258,690                        240,810
                                                             -------                        -------

                                                    $     25,465,042               $     23,704,349
                                                    =     ==========               =     ==========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current  liabilities
     Current  maturities of long-term obligations
       in default                                         19,719,089                     20,106,359
     Accounts  payable                                     1,137,645                        903,104
     Accrued  expenses                                       445,594                        392,188
                                                             -------                        -------
                    Total  current  liabilities           21,302,328                     21,401,651

Long-term  obligations,  less  current  maturities             -                               -

Stockholders'  equity
     Preferred  stock  -  $.001 par value; authorized
     2,000,000  shares; no  shares  outstanding  at
     May 31, 2002 and August 31, 2002.                         -                               -

     Common  stock  -  $.001  par  value;  authorized
     20,000,000  shares; issued  and  outstanding
     2,661,723  shares  at  May  31,  2002  and
       2,673,723  shares  at  August  31,  2002.               2,661                         2,673
     Additional  paid-in  capital                         13,902,909                    13,909,497
     Deferred  compensation                                  (67,840)                      (56,320)
     Retained  earnings                                   (7,662,626)                   (9,540,762)
     Common  stock  in  treasury, at cost - 515,226 and
      517,226  shares
       at  May  31,  2002  and  August  31,  2002         (2,012,390)                   (2,012,390)
                                                          -----------                   -----------

                    Total  stockholders'  equity           4,162,714                     2,302,698
                                                           ---------                    ----------

                                                    $     25,465,042              $     23,704,349
                                                    =     ==========              =     ==========

*Condensed  from  audited  Financial  Statements

The accompanying notes are an integral part of these condensed financial statements

                                                                       FORM 10-Q

            INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                     Three  Months  Ended
                                                            August  31,               August  31,
                                                               2001                      2002
                                                            ------------              ----------
Revenues
     Net  sales                                          $     3,927,858          $     1,705,361
     Lease  and  service  revenue                                503,632                  255,000
     Lease  revenue  -  related  party                           225,000                  119,285
                                                                 -------                  -------

                    Total  revenues                            4,656,490                2,079,646

Cost  of  sales                                                2,899,126                1,418,946
Selling,  general  and  administrative  expenses               1,164,214                1,077,777
Depreciation  -  property  and  equipment                         12,302                   11,854
Depreciation  -  aircraft  and  engines  held  for
    lease  -  related  party                                     224,637                  306,557
                                                                 -------                  -------
                    Total  costs                               4,300,279                2,815,134

Equity  in  net  earnings  (loss)  of
  unconsolidated  joint  ventures,  net                          156,381                 (283,021)
Impairment  of  aircraft                                            -                    (611,186)
                                                                 -------                 ---------
                    Income  (loss)  from  operations             512,592               (1,629,695)

Interest  expense                                                416,288                  263,872
Interest  and  other  income                                     (11,217)                 (15,431)
                                                                 --------                --------
                    Earnings  (loss) before income taxes         107,521               (1,878,136)

Provision  for  income  taxes                                    106,701                     -
                                                                 -------                ---------
                    Net  earnings  (loss)                      $     820         $     (1,878,136)
                                                               =     ===         =     ===========

Per  share  data:

     Earnings  (loss)  per  share  available  for
       common  stockholders  -  Basic                         $      -           $          (0.87)

     Weighted  average  number  of  common
       stock  outstanding  -  Basic                            2,021,497                2,147,562
                                                               =========                =========

     Earnings  (loss)  per  share  available  for
       common  stockholders  -  Diluted                       $     -            $          (0.87)

     Weighted  average  number  of  common
       stock  outstanding  -  Diluted                          2,023,654                2,147,562
                                                               =========                =========


The accompanying notes are an integral part of these condensed financial statements

                                                                       FORM 10-Q

            INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                Three  months  ended

                                                                   August  31,                         August  31,
                                                                      2001                               2002
                                                                   ----------                          ----------
Cash  flows  from  operating  activities:
     Net  earnings  (loss)                                         $     820                     $     (1,878,136)
     Adjustments  to  reconcile  net  earnings  (loss)
      to  net  cash
       provided  by  (used  in)  operating  activities:
          Depreciation  and  amortization                            236,939                              318,411
          (Earnings)  loss of joint ventures                        (156,381)                             283,021
          Provision  for  doubtful  accounts                          38,430                               17,034
          Change  in  inventory                                      153,637                              423,085
          Changes  in  other  assets  and  liabilities               292,023                              539,415
                                                                     -------                              -------
                       Total  adjustments                            564,648                            1,580,966

                       Net cash provided by (used in)
                        operating  activities                        565,468                             (297,170)

Cash  flows  from  investing  activities:
     Capital  equipment  additions                                   (25,491)                              (6,909)
     Aircraft  and  engine  expenditures                            (271,573)                                 -
     Distributions from unconsolidated joint ventures                 96,871                                  -
     Investment  in  unconsolidated  joint  ventures                  28,133                                  -
                                                                      ------                              -------
                    Net  cash  (used in) investing activities       (172,060)                              (6,909)

Cash  flows  from  financing  activities:
     Net  increase  (decrease)  in  debt  obligations               (363,455)                             387,270
                                                                   ---------                              -------

                    Net  cash  provided  by  (used  in)
                     financing  activities                          (363,445)                             387,270
                                                                    ---------                             -------

Net  increase  in  cash                                               29,963                               83,191
Cash and cash equivalents at beginning of period                      70,290                               80,316
                                                                      ------                               ------

Cash  and  cash equivalents at end of period                   $     100,253                        $     163,507
                                                               =     =======                        =     =======


The accompanying notes are an integral part of these condensed financial statements.

           INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain adjustments (consisting only of normal and recurring adjustments) necessary to present fairly International Airline Support Group, Inc. and Subsidiaries' condensed consolidated balance sheets as of May 31, 2002 and August 31, 2002, the condensed consolidated statements of operations for the three months ended August 31, 2001 and August 31, 2002, and the condensed consolidated statements of cash flows for the three months ended August 31, 2001 and August 31, 2002.

     The accounting policies followed by the Company are described in the May 31, 2002 financial statements.

     The results of operations for the three months ended August 31, 2002 are not necessarily indicative of the results to be expected for the full year.

2.     Inventories  consisted  of  the  following:

                                               May  31,2002     August  31,2002
                                               ------------     ---------------
     Aircraft  parts                           $  6,110,083        $  5,714,109
     Aircraft  and  Engines
        available  for  sale                      1,726,481           1,699,370
                                                -----------         -----------
                                               $  7,836,564        $  7,413,479
                                                ===========         ===========

3.     Earnings  Per  Share:

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

     Financial Accounting Standards Board (FASB) Statement 128 "Earnings Per Share" was adopted by the Company on January 1, 1998 and requires the dual presentation of basic and diluted earnings per share on the face of the statement of earnings. The reconciliation between the computations is as follows:

Three  Months
Ended            Net                  Basic     Basic    Diluted     Diluted
August  31,      Earnings  (loss)     Shares     EPS     Shares       EPS
-----------      ----------------     ------     ---     ------       ---
 2001             $        820      2,021,497    $   -    2,023,654  $  -
 2002             $ (1,878,136)     2,147,562    $(0.87)  2,147,562  $(0.87)

           INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

3.     Earnings  (loss)  Per  Share  (cont.):

     Included in diluted shares are 2,157 common stock equivalents relating to stock options for the three months ended August 31, 2001. Common stock equivalents have been excluded from the diluted per share calculation for the three months ended August 31, 2002, as the Company incurred a net loss and their inclusion would have been anti-dilutive. Potential common stock equivalents at August 31, 2002 were outstanding stock options to purchase 668,796 shares of the Company's common stock with exercise prices ranging from $0.55 to $3.31 per share.

4.     Reclassifications:

     Certain prior year amounts have been reclassified to conform with the current year presentation.

5.     Credit  Facility:

     The Company obtains working capital and long-term financing for inventory and aircraft acquisitions pursuant to the Credit Facility. The Credit Facility includes a revolving credit facility that permits the Company to borrow up to $14 million. It also includes two term loans that totaled approximately $7.8 million as of August 31, 2002. The Credit Facility matures in December 2005. The Company is required to make monthly repayments of the principal of the term loans. The interest rate that the Company pays on borrowings pursuant to the Credit Facility is subject to fluctuation and may change based upon certain financial covenants. As of September 1, 2002, the effective interest rate under the Credit Facility was the lender's base rate plus 1.75% (6.5%), which is based on the default rate specified in the Credit Facility. The Credit Facility is secured by substantially all of the assets of the Company and availability of amounts for borrowing is subject to certain limitations and restrictions.

     As of the date hereof, the Company is not in compliance with certain covenants included in the Credit Facility and has defaulted on the payment of certain installments of principal of the term loans. The Company ceased to be in compliance with the covenants during the second quarter of fiscal 2002 when it recorded a non-cash impairment charge to eliminate the Company's investment in Air 41 LLC. A payment default occurred on August 31, 2002, upon the Company's failure to make a principal payment in the amount of approximately $216,000 with respect to the term loans. As a result of these defaults, the entire principal amount of the indebtedness outstanding under the Credit Facility has been classified as current in the accompanying balance sheet at August 31, 2002.

           INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

5.     Credit  Facility  (cont.):

     The Company and its lender have entered into a forbearance letter, pursuant to which the lender has agreed that it will not exercise the remedies available to it under the Credit Facility and that it will continue to advance funds to the Company in accordance with the terms of the Credit Facility. The lender's agreements terminate if the Company defaults on the performance of the terms of the Credit Facility other than the default that occurred when the Company failed to make a principal payment on August 31, 2002. The Company is required, pursuant to the forbearance letter, to provide weekly cash flow budgets to the lender, to cooperate with a consultant hired by the lender to evaluate the Company's prospects and to pay the lender's fees and expenses in connection with its evaluation of the Company. The forbearance letter expires if the Company and the lender have not entered into a formal forbearance agreement by October 31, 2002.

     Upon the expiration or earlier termination of the forbearance letter, the Company's lender could accelerate the Company's obligation to repay the amount of all borrowings outstanding under the Credit Facility, could refuse to extend additional credit to the Company and could foreclose on its lien on the Company's assets. The Company would be unable to continue operations if the lender took such actions. The report of the independent certified public accountants on the financial statements that accompany the Company's Annual Report on Form 10-K, for the year ended May 31, 2002, includes a paragraph that indicates the uncertainty about the Company's ability to continue as a going concern.

     The Company and its lender are negotiating the terms of a revised credit facility. In the negotiations, the Company is, among other things, seeking to delay the repayment of principal amounts due with respect to the term loans. The Company's lender had agreed that the Company would not be required to pay the monthly repayment of principal amounts for the month of September 2002. The Company has not made the payment for October 2002. The Company's lender is continuing to extend credit under the Credit Facility, although the Company has had no availability under the Credit Facility since September 15, 2002. As of October 6, 2002, the Company's lender had over advanced the Company approximately $115,000 pursuant to the revolving Credit Facility. The Company has no assurances, however, that the lender will continue to do so.

     The Company is continuing its negotiations with its lender but has no assurances that it will be able to consummate a revised credit facility with the lender. Accordingly, the Company is pursuing other alternatives. Such alternatives include discussions with other potential sources of financing and with companies that might pursue a business combination transaction with the Company. The Company has no assurance that any of such alternatives will materialize.

           INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

6.     Supplemental  Cash  Flow  Disclosures:

     Cash payments for interest were $416,000 and $263,000 for the three months ended August 31, 2001 and August 31, 2002, respectively. Cash and cash equivalents include $29,000 and $69,000 of restricted cash at May 31, 2002 and August 31, 2002, respectively. Restricted cash includes customer receipts deposited into the Company's lockbox account, which are applied the next business day against the outstanding amount of the Credit Facility, and customer deposits on aircraft and engines leases.

7.     Related  Party  Transactions:

     The Company had notes receivables from affiliate in the principal amount of $300,000, net of reserves, as of August 31, 2002 and May 31, 2002 relating to loans provided to North-South Airways (North-South) (see Note 8), which are secured by aircraft operated by the airline. The loans bear interest at 9.50% per annum, with monthly principal payments extending through August 2004. The Company believes that the interest rate on the loans is consistent with the market for similar loans. For more information, see Note 8 - Unconsolidated Subsidiaries.

     As of August 31, 2002, the Company leased three EMB-120 aircraft to North-South. The leases originated from September 2000 to February 2001 and have three-year terms. The leases contain similar terms and conditions to other EMB-120 aircraft leases entered into by the Company. Total lease revenue from these aircraft leases was approximately $119,000 and $225,000 for the three months ended August 31, 2002 and 2001, respectively. The Company performs certain administrative services on behalf of North-South, for which the Company charges North-South $5,000 per month. As of August 31, 2002 and May 31, 2002, the Company has receivables due, net of reserves, from North-South of approximately $47,000 and $225,000, respectively.

           INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

8.     Unconsolidated  Subsidiaries:

     In April 2000, the Company purchased all of the outstanding stock of North-South, a small regional airline that operates under an Air Carrier Certificate under Part 135 of the regulations of the Federal Aviation Administration. The Company purchased North-South for approximately $125,000 in cash and approximately $880,000 in assumed debt. The acquisition was accounted for as a purchase and accordingly, the assets and liabilities were recorded at their estimated fair values at the date of acquisition. No goodwill was recorded as a result of this acquisition. The results of operations of North-South are included in the accompanying consolidated statement of operations as of the date of the acquisition. In September 2000, North-South sold shares of its common stock raising approximately $1,000,000. This sale of stock reduced the Company's ownership interest in North-South from 100% to approximately 33%. Accordingly, commencing September 2000, the Company began accounting for its investment in North-South under the equity method. Equity in net loss of unconsolidated joint ventures related to North-South was approximately $283,000 and $173,000 for the three months ended August 31, 2002 and 2001, respectively. The Company is in negotiations with certain third parties who have expressed an interest in providing equity capital to North-South. There can be no assurances that such parties will provide any equity capital. The Company has fully reserved all advances, trade accounts receivable and notes receivable due from North-South other than $47,750 that has been collected in September 2002.

9.     Recent  Developments:

     In fiscal 1999, the Company entered into a joint venture called Air 41 LLC for the acquisition of 20 DC-9-41H aircraft from Scandinavian Airlines System ("SAS"). The aircraft were leased back to SAS. The Company's initial investment in the joint venture was approximately $1.5 million. The aircraft were financed through the joint venture, utilizing non-recourse debt to the partners. In connection with the financing, the Company was required to post a $1.15 million letter of credit. As a result of the September 11, 2001 terrorist attacks on the U.S. and its impact on the aviation industry, Air 41 LLC re-evaluated the market value of its aircraft and wrote down the carrying value of its aircraft. In the second quarter of fiscal 2002, the Company recorded a non-cash impairment charge in the amount of $6,024,320 related to its investment in the joint venture. The impairment charge eliminated the Company's investment in the joint venture. During the fourth quarter of fiscal 2002, the lender to the joint venture drew the full amount of the letter of credit, which increased the amount of indebtedness outstanding under the Company's credit agreement by $1.15 million. Accordingly, the Company increased its impairment charge by this amount. During the first quarter of fiscal 2003, the joint venture reached an agreement with its lender to transfer its aircraft to the lender in exchange for the cancellation of the joint venture's indebtedness. The lender and the Company executed mutual releases in connection with the agreement between the lender and the joint venture. During the first quarter of fiscal 2003, the Company received a payment of $185,000 from the lender upon the consummation of the agreement between the lender and the joint venture. In exchange for this payment, the Company released any and all claims it may have had against the lender and the joint venture.

           INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

9.     Recent  Developments  (cont.):

     As of September 30, 2002, the Company received a notice of default and demand for payment under the Term Loan Agreement dated December 20, 2000, between the Company and Bombardier Capital. The loan, the principal amount of which is approximately $1,560,000, is secured by one of the Company's EMB-120 aircraft. The Company has not been able to make the monthly installments of principal and interest with respect to this loan since August 2002. The total amount past due is approximately $44,000. The lender has demanded payment in full of the amounts in default within 30 days from the date of the notice. It has stated that it may pursue and enforce all rights and remedies to which it is entitled under the loan agreement, including the repossession and sale of the aircraft if the amounts due are not repaid within such period. The Company does not have sufficient funds to repay the amount due and cannot obtain them by means of an advance under the Credit Facility. Accordingly, the Company expects that Bombardier Capital will repossess the aircraft and sell it for the best price obtainable. The Company will be liable to Bombardier Capital for any amount of the loan remaining unpaid after the aircraft is sold.

     As a result of this default under the Term Loan Agreement, the Company recorded an impairment charge of $611,186 related to the aircraft collateralizing the indebtedness owed to Bombardier Capital during the three months ended August 31, 2002 in order to write down the value of the aircraft to its estimated selling price upon foreclosure.

10.     New  Accounting  Pronouncements:

     In July 2002, the FASB issued Statement 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 nullifics EITF 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The statement provides guidance on the accounting and disclosure requirements for companies that incur costs to exit an activity. SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. Early application is encouraged. Restatement of previously issued financial statements is prohibited. Management believes that this standard will not have a material impact on its current operations.

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

RESULTS  OF  OPERATIONS:
------------------------

Revenues
--------

     Total revenue decreased 54% from $4.6 million for the three months ended August 31, 2001 to $2.1 million for the three months ended August 31, 2002, primarily due to decreases in net sales and lease revenue. Net sales for the three months ended August 31, 2002 were $1.7 million compared to $3.9 million for the three months ended August 31, 2001, primarily relating to a decrease in part sales and engine sales. The decline in parts sales is attributable to the weaker economy, pricing pressure from our competition, a higher percentage of turboprop part sales compared to jet part sales and a higher percentage of expendable part sales compared to rotable part sales. Turboprop parts on average tend to have lower selling prices than equivalent jet parts, while expendable parts also tend to sell for less than rotable parts. Engine sales are unpredictable transactions and may fluctuate significantly from year to year, dependent, in part, upon the Company's ability to purchase an engine at an attractive price and resell it within a relatively brief period of time, as well as the overall market for used engines. Lease revenue for the three months ended August 31, 2002 was $255,000, compared to $504,000 for the three months ended August 31, 2001. Lease and service revenue to North-South decreased from $225,000 during the three months ended August 31, 2001 to $119,000 during the three months ended August 31, 2002.

Cost  of  Sales
---------------

     Cost of sales decreased 51% from $2.9 million during the three months ended August 31, 2001 to $1.4 million during the three months ended August 31, 2002, resulting primarily from a decrease in sales. As a percentage of total revenue, cost of sales for the three months ended August 31, 2002 was 68%, compared to 62% for the three months ended August 31, 2001. This increase was due primarily to a write off of a prepayment under an inventory agreement during the first quarter of fiscal 2003. The write off was approximately $106,000.
The gross profit margin percentage on part sales decreased from 26% for the three months ended August 31, 2001 to 17% for the three months ended August 31, 2002. This decrease was due to the write off mentioned above, the weaker economy and pricing pressure from our competition.

Selling,  General  and  Administrative  Expenses
------------------------------------------------

     Selling, general and administrative expenses decreased 8%, from $1.2 million for the three months ended August 31, 2001 to $1.1 million for the three months ended August 31, 2002, resulting from decreases in commissions, owned aircraft expense, and travel and entertainment expense, partially offset by higher insurance expense and legal and other professional fees. The decreases in commissions and travel and entertainment expense were primarily due to reduced sales.

            INTERNATIONAL AIRLINE SUPPORT GROUP, INC.  AND SUBSIDIARY

Depreciation  and  Amortization
-------------------------------

     Depreciation and amortization increased from $237,000 for the three months ended August 31, 2001 to $318,000 for the three months ended August 31, 2002, primarily due to more assets being on lease during the quarter.

Equity  in  Net  Earnings  (Loss)  of  Unconsolidated  Joint  Ventures
----------------------------------------------------------------------

     Equity in net loss of unconsolidated joint ventures for the three months ended August 31, 2002 was $283,000, compared to earnings of $156,000 for the three months ended August 31, 2001. The equity in net earnings of $156,000 for the three months ended August 31, 2001 consisted of earnings of $329,000 from Air 41 LLC and a loss of $173,000 from North-South. During the first quarter of fiscal 2003, Air 41 LLC reached an agreement, dated as of August 9, 2002, with its lender and ceased its operations on June 1, 2002 (see Note 9).

Impairment  of  Aircraft
------------------------

     As of September 30, 2002, the Company received a notice of default and demand for payment under the Term Loan Agreement dated December 20, 2000, between the Company and Bombardier Capital. The loan, the principal amount of which is approximately $1,560,000, is secured by one of the Company's EMB-120 aircraft. The Company has not been able to make the monthly installments of principal and interest with respect to this loan since August 2002. The total amount past due is approximately $44,000. The lender has demanded payment in full of the amounts in default within 30 days from the date of the notice. It has stated that it may purse and enforce all rights and remedies to which it is entitled under the Loan Agreement, including the repossession and sale of the aircraft if the amounts due are not repaid within such period. The Company does not have sufficient funds to repay the amount due and cannot obtain them by means of an advance under the Credit Facility. Accordingly, the Company expects that Bombardier Capital will repossess the aircraft and sell it for the best price obtainable. The Company will be liable to Bombardier Capital for any amount of the loan remaining unpaid after the aircraft is sold.

     As a result of this default under the Term Loan Agreement, the Company recorded an impairment charge of $611,186 related to the aircraft collateralizing the indebtedness owed to Bombardier Capital during the three months ended August 31, 2002 in order to write down the value of the aircraft to its estimated selling price upon foreclosure.

Interest  Expense
-----------------

     Interest expense for the three months ended August 31, 2001 was $416,000 compared to $263,000 for the three months ended August 31, 2002. This decrease in interest expense is due to a decrease in interest rates.

Net  Earnings  (loss)
---------------------

Loss for the first quarter of fiscal 2002 was ($0.87) per share - diluted, based on 2,147,562 weighted average shares outstanding, compared to earnings for the first quarter of fiscal 2001 of $0.00 per share - diluted, based on 2,023,654 weighted average shares outstanding.

            INTERNATIONAL AIRLINE SUPPORT GROUP, INC.  AND SUBSIDIARY

Liquidity  and  Capital  Resources
----------------------------------

     The Company obtains working capital and long-term financing for inventory and aircraft acquisitions pursuant to the Credit Facility. The Credit Facility includes a revolving credit facility that permits the Company to borrow up to $14 million. It also includes two term loans that totaled approximately $7.8 million as of August 31, 2002. The Credit Facility matures in December 2005. The Company is required to make monthly repayments of the principal of the term loans. The interest rate that the Company pays on borrowings pursuant to the Credit Facility is subject to fluctuation and may change based upon certain financial covenants. As of September 1, 2002, the effective interest rate under the Credit Facility was the lender's base rate plus 1.75% (6.5%), which is based on the default rate specified in the Credit Facility. The Credit Facility is secured by substantially all of the assets of the Company and availability of amounts for borrowing is subject to certain limitations and restrictions.

     As of the date hereof, the Company is not in compliance with certain covenants included in the Credit Facility and has defaulted in the payment of installments of principal of the term loans. The Company ceased to be in compliance with the covenants during the second quarter of fiscal 2002 when it recorded a non-cash impairment charge to eliminate the Company's investment in Air 41 LLC. A payment default occurred on August 31, 2002, upon the Company's failure to make a principal payment in the amount of approximately $216,000 with respect to the term loans. As a result of the defaults, the entire principal amount of the indebtedness outstanding under the Credit Facility has been classified as current in the accompanying balance sheet at August 31, 2002.

     The Company and its lender have entered into a forbearance letter, pursuant to which the lender has agreed that it will not exercise the remedies available to it under the Credit Facility and that it will continue to advance funds to the Company in accordance with the terms of the Credit Facility. The lender's agreements terminate if the Company defaults in the performance of the terms of the Credit Facility other than the default that occurred when the Company failed to make a principal payment on August 31, 2002. The Company is required, pursuant to the forbearance letter, to provide weekly cash flow budgets to the lender, to cooperate with a consultant hired by the lender to evaluate the Company's prospects and to pay the lender's fees and expenses in connection with its evaluation of the Company. The forbearance letter expires if the Company and the lender have not entered into a formal forbearance agreement by October 31, 2002.

     Upon the expiration or earlier termination of the forbearance letter, the Company's lender could accelerate the Company's obligation to repay the amount of all borrowings outstanding under the Credit Facility, could refuse to extend additional credit to the Company and could foreclose on its lien on the Company's assets. The Company would be unable to continue operations if the lender took such actions. The report of the independent certified public accountants on the financial statements that accompany the Company's Annual Report on Form 10-K, for the year ended May 31, 2002, includes a paragraph that indicates the uncertainty about the Company's ability to continue as a going concern.

            INTERNATIONAL AIRLINE SUPPORT GROUP, INC.  AND SUBSIDIARY

-------------------------------------------

     The Company and its lender are negotiating the terms of a revised credit facility. In the negotiations, the Company is, among other things, seeking to delay the repayment of principal amounts due with respect to the term loans. The Company's lender had agreed that the Company would not be required to pay the monthly repayment of principal amounts for the month of September 2002. The Company has not made the payment for October 2002. The Company's lender is continuing to extend credit under the Credit Facility, although the Company has had no availability under the Credit Facility since September 15, 2002. As of October 6, 2002, the Company's lender had over advanced the Company approximately $115,000 pursuant to the Credit Facility. The Company has no assurances, however, that the lender will continue to do so.

     The Company is continuing its negotiations with its lender but has no assurances that it will be able to consummate a revised credit facility with the lender. Accordingly, the Company is pursuing other alternatives. Such alternatives include discussions with other potential sources of financing and with companies that might pursue a business combination transaction with the Company. The Company has no assurance that any of such alternatives will materialize.

Recent  Developments
--------------------

     In fiscal 1999, the Company entered into a joint venture called Air 41 LLC for the acquisition of 20 DC-9-41H aircraft from Scandinavian Airlines System ("SAS"). The aircraft were leased back to SAS. The Company's initial investment in the joint venture was approximately $1.5 million. The aircraft were financed through the joint venture, utilizing non-recourse debt to the partners. In connection with the financing, the Company was required to post a $1.15 million letter of credit. As a result of the September 11, 2001 terrorist attacks on the U.S. and its impact on the aviation industry, Air 41 LLC re-evaluated the market value of its aircraft and wrote down the carrying value of its aircraft. In the second quarter of fiscal 2002, the Company recorded a non-cash impairment charge in the amount of $6,024,320 related to its investment in the joint venture. The impairment charge eliminated the Company's investment in the joint venture. During the fourth quarter of fiscal 2002, the lender to the joint venture drew the full amount of the letter of credit, which increased the amount of indebtedness outstanding under the Company's credit agreement by $1.15 million. Accordingly, the Company increased its impairment charge by this amount. During the first quarter of fiscal 2003, the joint venture reached an agreement with its lender to transfer its aircraft to the lender in exchange for the cancellation of the joint venture's indebtedness. The lender and the Company executed mutual releases in connection with the agreement between the lender and the joint venture. During the first quarter of fiscal 2003, the Company received a payment of $185,000 from the lender upon the consummation of the agreement between the lender and the joint venture. In exchange for this payment, the Company released any and all claims it may have had against the lender and the joint venture.

            INTERNATIONAL AIRLINE SUPPORT GROUP, INC.  AND SUBSIDIARY

-----------------------------

     During fiscal 2000, the Company acquired a regional cargo airline, which does business as North-South Airways (North-South). During the second quarter of fiscal 2001, North-South sold shares of its common stock, reducing the Company's ownership interest from 100% to approximately 33%. The Company sells parts to North-South and leases it three Embraer EMB-120 aircraft. The Company is in negotiations with certain third parties who have expressed an interest in providing equity capital to North-South. There can be no assurances that such parties will provide any equity capital. The Company has fully reserved all advances, trade accounts receivable and notes receivable due from North-South.

     As of September 30, 2002, the Company received a notice of default and demand for payment under the Term Loan Agreement dated December 20, 2000, between the Company and Bombardier Capital. The loan, the principal amount of which is approximately $1,560,000, is secured by one of the Company's EMB-120 aircraft. The Company has not been able to make the monthly installments of principal and interest with respect to this loan since August 2002. The total amount past due is approximately $44,000. The lender has demanded payment in full of the amounts in default within 30 days from the date of the notice. It has stated that it may purse and enforce all rights and remedies to which it is entitled under the Loan Agreement, including the repossession and sale of the aircraft if the amounts due are not repaid within such period. The Company does not have sufficient funds to repay the amount due and cannot obtain them by means of an advance under the Credit Facility. Accordingly, the Company expects that Bombardier Capital will repossess the aircraft and sell it for the best price obtainable. The Company will be liable to Bombardier Capital for any amount of the loan remaining unpaid after the aircraft is sold.

ITEM  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

     The Company is exposed to market risks that may impact the Consolidated Balance Sheets, Consolidated Statements of Operations and Consolidated Statements of Cash Flows due to changing interest rates. The Company does not currently participate in any significant hedging activities, nor does it currently utilize any significant derivative financial instruments. However, interest rate fluctuations expose the Company's variable-rate debt to changes in interest expense and cash flows. The Company's variable-rate debt, primarily short-term secured borrowings, amounted to approximately $20.1 million at August 31, 2002. Based on outstanding borrowings at quarter-end, a 10% adverse change in market interest rates at August 31, 2002 would result in additional after-tax interest expense of approximately $23,000 for the three months ended August 31, 2002.

            INTERNATIONAL AIRLINE SUPPORT GROUP, INC.  AND SUBSIDIARY

ITEM 4. CONTROLS AND PROCEDURES

     The Chief Executive Officer and the Vice President - Finance, who servers as the chief financial officer of the Company, have concluded, based on their evaluation of the Company's disclosure controls within the 90 days of the date of the filing of this Quarterly Report on Form 10-Q, that the Company's disclosure controls were effective to ensure that material information relating to the Company, including its consolidated subsidiary, was made known to them by others within the Company during the period in which this Quarterly Report on Form 10-Q was being prepared.

Forward  Looking  Statements
----------------------------

     This Form 10-Q contains statements that may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements include statements regarding the negotiations between the Company and its lender regarding the terms of a new credit facility and statements regarding the possible consequences of the Company's defaults pursuant to its credit agreements. The statements reflect the intent, belief or current expectations of the Company and members of its management team. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

           INTERNATIONAL AIRLINE SUPPORT GROUP, INC.  AND SUBSIDIARIES


PART  II  -  OTHER  INFORMATION


Item  1.  LEGAL  PROCEEDINGS


     The Company is from time to time subject to legal proceedings and claims that arise in the ordinary course of its business. On the date hereof, no such proceedings are pending and no such claims have been asserted.

Item  3.  DEFAULTS  UPON  SENIOR  SECURITIES

     The Company is in default in the payment of principal and in the performance of certain covenants with respect to its senior secured credit facility. As of October 14, 2002, the Company was in default in the payment of $432,767 of principal.

     The Company is in default in the payment of principal and interest with respect to the Term Loan Agreement, dated December 20, 2000, between the Company and Bombardier Capital, Inc. As of October 14, 2002, the Company was in default in the payment of $44,594 of principal, interest and late fees.

Item  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)     Exhibits
        --------
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
     10.18
     -----
     10.19     Lease  Extension  and  Modification  Agreement dated December 10,
     -----     -----------------------------------------------------------------
2001 between the Registrant and Port 95-4, Ltd.     Incorporated by reference to
   --------------------------------------------     ----------------------------
Exhibit  10.19  to  the Company's Annual Report on Form 10-K for the fiscal year
--------------------------------------------------------------------------------
ended  May  31,  2002.
----------------------

     10.20     Term  Loan  Agreement  dated  December  20,  2000  between  the
     -----     ---------------------------------------------------------------
Registrant  and Bombardier Capital Inc.     Incorporated by reference to Exhibit
     ----------------------------------     ------------------------------------
10.20  to the Company's Annual Report on Form 10-K for the fiscal year ended May
--------------------------------------------------------------------------------
31,  2002.
----------
          Letter dated October 15, 2002 from GMAC Commercial Finance to the Company establishing the terms on which GMAC Commercial Finance will refrain from exercising remedies.
     10.21          Filed  herewith
     -----          ---------------

     10.22     Letter  dated  September 20, 2002 from Bombardier Capital Inc. to
     -----     -----------------------------------------------------------------
the  Company  declaring  an Event of Default under Term Loan Agreement     Filed
 ---------------------------------------------------------------------     -----
herewith
 -------

          Settlement  Agreement,  dated  as  of  August  9, 2002, by and between
Finova  Capital  Corporation,  Air  41,  LLC,  Aircorp,  Inc.  and  the Company.
     10.23          Filed  herewith
     -----          ---------------
          Letter dated October 15, 2002 from GMAC Commercial Finance to the Company extending the expiration date of the September 20, 2002 forbearance ;etter
     10.24         Filed herewith
     ----         ---------------

          Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (the "Act") and pursuant to 18 U.S.C.
Section  1350,  as  adopted  pursuant  to  Section  906  of  the  Act.
     99.1          Filed  herewith.
     ----          ----------------

     99.2     Certification  of  the  Principal  Financial  Officer  pursuant to
     ----     ------------------------------------------------------------------
Section  302  of  the  Sarbanes-Oxley Act of 2002 (the "Act") and pursuant to 18
     ---------------------------------------------------------------------------
U.S.C.  Section  1350,  as adopted pursuant to Section 906 of the Act.     Filed
   -------------------------------------------------------------------     -----
herewith.
  -------




     (d)     Reports  on  Form  8-K.
             ----------------------

     None

           INTERNATIONAL AIRLINE SUPPORT GROUP, INC.  AND SUBSIDIARIES

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL  AIRLINE  SUPPORT  GROUP,  INC.
--------------------------------------------
            (Registrant)





/s/Alexius  A.  Dyer  III     October  15,  2002
-------------------------     ------------------
Alexius  A.  Dyer  III                                   Date
Chairman,  President  and
Chief  Executive  Officer

/s/Qiang  Wang     October  15,  2002
--------------     ------------------
Qiang  Wang                                            Date
Vice  President  -  Finance  and
Principal  Accounting  Officer

                                 CERTIFICATIONS

     I,  Alexius  A.  Dyer  III,  certify  that

     1. I have reviewed this Quarterly Report on Form 10-Q of International Airline Support Group, Inc.

     2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

     3. Based on my knowledge, the financial statements and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Quarterly Report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

     (c) presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  October  15,  2002
                                   /s/  Alexius  A.  Dyer  III     _____
                                   ---------------------------
                                   Name:  Alexius  A.  Dyer  III
                                   Title:     Chairman,  President  and
                                        Chief  Executive  Officer

     I,  John  Wang,  certify  that

     1. I have reviewed this Quarterly Report on Form 10-Q of International Airline Support Group, Inc.

     2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

     3. Based on my knowledge, the financial statements and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Quarterly Report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

     (c) presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  October  15,  2002

                                   /s/  Qiang  Wang
                                   ----------------
                                   Name:  Qiang  Wang
                                   Title:     Vice  President  -  Finance