Form 10-Q
period 2002-11-30
INTERNATIONAL AIRLINE SUPPORT GROUP INC
filed 2003-01-14
CIK 859307

SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C. 20549

                          FORM 10-Q

                        (Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 EXCHANGE ACT OF 1934.

    For the quarterly period ended November 30, 2002 or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
           EXCHANGE ACT OF 1934.

For the transition period from ________________ to   __________________.

Commission file number     0-18352
                           -------

                 INTERNATIONAL AIRLINE SUPPORT GROUP, INC.
                   ---------------------------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
..  YES    X          NO    APPLICABLE  ONLY  TO  CORPORATE
         ---        ---
ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The number of shares of the Company's common stock outstanding as of January 6, 2003 was 2,150,497.


                                                  FORM 10-Q

            INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARY

                                                                      INDEX

                                                                   Page  No.
                                                                   ---------

Part  I     FINANCIAL  INFORMATION

          Item  1.   Financial  Statements

          Condensed  Consolidated  Balance  Sheets  as  of
            May  31,  2002  and  November  30,  2002                      3

          Condensed  Consolidated  Statements  of  Operations
            for  the  Three  Months  and  Six  Months
            Ended  November  30,  2001  and  2002                         4

          Condensed  Consolidated  Statements  of  Cash  Flows
            for  the  Six  months  Ended  November  30,  2001  and  2002  5

          Notes  to  Condensed  Consolidated  Financial  Statements       6

          Item  2.   Management's  Discussion  and  Analysis
            of  Financial  Condition  and  Results  of  Operations       11

          Item  3.   Quantitative  and  Qualitative  Disclosures
               about  Market  Risk                                       16

          Item  4.   Controls  and  Procedures                           16


Part  II     OTHER  INFORMATION

          Item  1.   Legal  Proceedings                                  17

          Item  3.   Defaults  with  respect  to  Senior  Securities     17

          Item  4.   Submission  of  Matters  to  a  Vote  of
            Security  Holders                                            17

          Item  6.   Exhibits  and  Reports  on  Form  8-K               17

                                                                       FORM 10-Q
            INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                   ASSETS
                                                                    May  31,              November  30
                                                                     2002*                   2002
                                                               -----------------        --------------
                                                                                        (unaudited)
Current  assets
     Cash  and  cash  equivalents                                $     80,316         $     161,018
     Accounts  receivable,  net  of  allowance  for
     doubtful  accounts of  $116,295  at  May  31,  2002
     and  $143,621  at  November  30,  2002                           991,535               735,012
     Accounts  receivable  -  related  party,  net  of  allowance for  doubtful accounts  of  $618,987  at  May  31,  2002
       and  $1,046,880 at  November  30,  2002   225,000 -
     Inventories,  including  aircraft  and  engines  available
       for  sale                                                    7,836,564             6,993,632
     Other  current  assets                                           194,401               292,535
     Current portion note receivable - related party                  141,818                 -
                                                                      -------                 -
                    Total  current  assets                          9,469,634             8,182,197

Property  and  equipment
     Aircraft  and engines held for lease                           6,375,000            16,969,162
     Aircraft  and  engines  held  for lease - related party       11,205,348                 -
     Leasehold  improvements                                          166,991               166,991
     Machinery  and  equipment                                      1,124,825             1,131,735
                                                                    ---------             ---------
                                                                   18,872,164            18,267,888
     Less  accumulated  depreciation                                3,135,446             3,700,201
                                                                    ---------             ---------
          Property  and  equipment,  net                           15,736,718            14,567,687

Other  assets
     Note  Receivable  -  related  party,  net                        158,182               200,000
     Deferred  debt  costs,  net                                      100,508                64,747
                                                                      -------                ------
          Total  other  assets                                        258,690               264,747
                                                                      -------               -------
                                                             $     25,465,042      $     23,014,631
                                                             =     ==========      =     ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current  liabilities
     Current maturities of long-term obligations in default  $     19,719,089      $     20,354,055
     Accounts  payable                                              1,137,645               850,382
     Accrued  expenses                                                445,594               423,600
                                                                      -------               -------
                    Total  current  liabilities                    21,302,328            21,628,037

Long-term  obligations,  less  current  maturities                      -                      -

Stockholders'  equity
     Preferred  stock  -  $.001  par  value;  authorized
       2,000,000  shares; no  shares  outstanding  at
       May 31, 2002 and November 30, 2002                               -                      -
     Common  stock  -  $.001  par  value;  authorized
       20,000,000  shares; issued  and  outstanding
       2,661,723  shares  at  May  31,  2002  and
       2,673,723  shares  at  November  30,  2002                       2,661                 2,673
     Additional  paid-in  capital                                  13,902,909            13,909,497
     Deferred  Compensation                                           (67,840)              (46,000)
     Accumulated  deficit                                          (7,662,626)          (10,463,266)
     Common  stock  held  in  treasury,  at  cost - 515,226
       shares at May 31, 2002 and 521,226 shares at
       November 30, 2002                                           (2,012,390)           (2,016,310)
                                                                    ----------            ----------
                    Total  stockholders'  equity                    4,162,714             1,386,594
                                                                    ---------             ---------
                                                             $     25,465,042      $     23,014,631
                                                             =     ==========      =     ==========

*Condensed from audited Financial Statements

The accompanying notes are an integral part of these condensed financial statements

                                                                       FORM 10-Q

            INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                       Three  Months  Ended                Six  Months  Ended
                                                                          November  30,                       November  30,
                                                                   2001                 2002              2001            2002
                                                               -----------          -----------       -----------    ------------
Revenues
     Net  sales                                            $     3,671,601         $1,637,002         $7,599,459     $3,342,363
     Lease  and  service  revenue                                  260,250            255,000            763,882        510,000
     Lease  revenue - related party                                285,000               -               510,000        119,285
                                                                   -------          ----------          -------          -------
                    Total  revenues                              4,216,851          1,892,002          8,873,341      3,971,648

Cost  of  sales                                                  2,781,364          1,198,617          5,680,490      2,617,563
Selling, general and administrative expenses                     1,129,277            993,427          2,293,490      2,071,204
Depreciation  -  property  and  equipment                           12,517             11,979             24,819         23,833
Depreciation  -  aircraft  and  engines  held  for  lease          235,541            294,290            460,179        600,847
                                                                   -------            -------            -------        -------
                    Total  costs                                 4,158,699          2,498,313          8,458,978      5,313,447

Equity  in  net  earnings  (loss)  of
  unconsolidated  joint  ventures,  net                            185,037              -                341,418       (283,021)
Impairment  of  aircraft                                        (6,024,320)             -             (6,024,320)      (611,186)
                                                                -----------          --------         -----------       ---------
                    Loss from operations                        (5,781,131)          (606,311)        (5,268,539)    (2,236,006)

Interest  expense                                                  351,264            329,363            767,551        593,235
Interest  and  other  income                                      (194,983)           (13,171)          (206,200)       (28,602)
                                                                  ---------          --------            -------       --------
                    Loss  before  income  taxes                 (5,937,412)          (922,503)        (5,829,890)    (2,800,639)

Benefit  for  income  taxes                                     (2,259,591)             -             (2,152,890          -
                                                                -----------          ---------       -----------    -----------
                    Net  loss                             $     (3,677,821)          (922,503)     $  (3,677,000)    (2,800,639)
                                                          =     ===========          =========     =  ===========   ===========
Per  share  data:
     Loss  per  share  available
       for  common  stockholders - basic  and  diluted    $          (1.69)     $       (0.43)     $       (1.75)   $     (1.30)

     Weighted  average  number  of  common
       stock  outstanding  -  basic  and  diluted                2,181,497           2,154,541         2,101,060      2,151,033
                                                                 =========           =========         =========      =========

                                                                       FORM 10-Q

            INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (unaudited)

                                                                                          Six  Months  Ended
                                                                                             November  30,
                                                                                      2001                  2002
                                                                                 ------------          ------------
Cash  flows  from  operating  activities:
     Net  loss                                                               $     (3,677,001)     $     (2,800,639)
     Adjustments  to  reconcile  net  loss  to  net  cash
       provided  by  operating  activities:
          Impairment  of  investment  in  joint  venture                            6,024,320               611,186
          Depreciation  and  amortization                                             484,998               624,680
          Equity  in  net  earnings  (loss)  of  unconsolidated  subsidiaries        (341,418)              283,021
          Benefit  for  income  taxes                                              (2,152,890)                -
          Changes  in  other  assets  and  liabilities                               (263,138)              734,398
                                                                                    ---------               -------
                    Total  adjustments                                               3,751,872            2,253,285

                    Net  cash  provided  by  (used  in)  operating  activities          74,871             (547,354)

Cash  flows  from  investing  activities:
     Capital  equipment  additions                                                     (25,491)              (6,910)
     Investment  in  unconsolidated  joint ventures                                    (28,133)                 -
     Distributions  received from joint venture, net                                   121,020                  -
     Additions  to  aircraft  and engines held for lease, net                         (350,182)
                                                                                       -------             ---------
                    Net  cash  used  in  investing activities                         (282,786)              (6,910)

Cash  flows  from  financing  activities:
     Net  increase  in  debt  obligations                                              299,211              634,966
                                                                                       -------              -------

                    Net  cash  provided by financing activities                        299,211              634,966
                                                                                       -------              -------

Net  increase  in  cash                                                                 91,296               80,702
Cash and cash equivalents at beginning of period                                        70,290               80,316
                                                                                        ------               ------
Cash  and  cash  equivalents at end of period                                    $     161,586              161,018
                                                                                 =     =======              =======

            INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain adjustments (consisting only of normal and recurring adjustments) necessary to present fairly International Airline Support Group, Inc. and Subsidiaries' condensed consolidated balance sheets as of May 31, 2002 and November 30, 2002, the condensed consolidated statements of operations for the three and six months ended November 30, 2001 and November 30, 2002, and the condensed consolidated statements of cash flows for the six months ended November 30, 2001 and November 30, 2002.

     The accounting policies followed by the Company are described in the notes to the May 31, 2002 consolidated financial statements.

     The results of operations for the three and six months ended November 30, 2002 are not necessarily indicative of the results to be expected for the remaining quarters or the full year.

2.     Inventories  consisted  of  the  following:

                              May  31,2002        November  30,2002
                              ------------        -----------------
     Aircraft  parts          $  6,110,083         $  5,327,077
     Aircraft  and  Engines
        available  for  sale     1,726,481            1,666,555
                              ------------          -----------
                              $  7,836,564         $  6,993,632
                              ============          ===========

3.     Loss  Per  Share:

     The Company's basic loss per share is calculated by dividing net loss by the weighted average shares outstanding during the period.

     Common stock equivalents have been excluded from the diluted per share calculation for the three and six months ended November 30, 2001 and 2002, as the Company incurred net losses and their inclusion would have been anti-dilutive. Potential common stock equivalents at November 30, 2001 and 2002 were outstanding stock options to purchase 468,774 and 668,796 shares, respectively, of the Company's common stock with exercise prices ranging from $0.55 to $3.31 per share.

4.     Reclassifications:

     Certain prior year amounts have been reclassified to conform with the current year presentation.

           INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

5.     Credit  Facility:

     The Company obtains working capital and long-term financing for inventory and aircraft acquisitions pursuant to the Credit Facility. The Credit Facility includes a revolving credit facility that permits the Company to borrow up to $14 million. It also includes two term loans that totaled approximately $7.8 million as of November 30, 2002. The Credit Facility matures in December 2005. The Company is required to make monthly repayments of the principal of the term loans. The interest rate that the Company pays on borrowings pursuant to the Credit Facility is subject to fluctuation and may change based upon certain financial covenants. As of November 30, 2002, the effective interest rate under the Credit Facility was the lender's base rate plus 1.75% (6.10%), which is based on the default rate specified in the Credit Facility. The Credit Facility is secured by substantially all of the assets of the Company and availability of amounts for borrowing is subject to certain limitations and restrictions.

     As of the date hereof, the Company is not in compliance with certain covenants included in the Credit Facility and has defaulted on the payment of certain installments of principal on the term loans. The Company ceased to be in compliance with the covenants during the second quarter of fiscal 2002 when it recorded a non-cash impairment charge to eliminate the Company's investment in Air 41 LLC. The Company has also failed to make monthly repayments of the principal on the term loans, in the amount of approximately $1,080,000, since the first quarter of fiscal 2003. As a result of these defaults, the entire principal amount of the indebtedness outstanding under the Credit Facility has been classified as current in the accompanying balance sheet at November 30, 2002.

     On September 20, 2002, the Company and its lender entered into a forbearance letter, pursuant to which the lender has agreed that it will not exercise the remedies available to it under the Credit Facility and that it will continue to advance funds to the Company in accordance with the terms of the Credit Facility. The lender's agreement terminates if the Company defaults on the performance of the terms of the Credit Facility other than the default of making monthly principal payments. The Company is required, pursuant to the forbearance letter, to provide weekly cash flow budgets to the lender, to cooperate with a consultant hired by the lender to evaluate the Company's prospects and to pay the lender's fees and expenses in connection with its evaluation of the Company. The original forbearance letter has since been amended and the amended forbearance letter will expire on January 15, 2003 if the Company and the lender have not entered into a formal forbearance agreement. The Company believes that the lender will extend the forbearance letter. In addition, the Company has entered into discussion with the lender about selling certain amount of assets over a certain period of time, of which the terms have been negotiated.

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

           INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

5.     Credit  Facility  (cont.):

     The Company's lender is continuing to extend credit under the Credit Facility, although the Company has had no availability under the Credit Facility since September 15, 2002. As of January 7, 2003, the Company's lender had over advanced the Company approximately $325,000 pursuant to the revolving Credit Facility. The Company has no assurances, however, that the lender will continue to do so.

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

6.     Supplemental  Cash  Flow  Disclosures:

     Cash payments for interest were $768,000 and $593,000 for the six months ended November 30, 2001 and 2002, respectively. Cash and cash equivalents include $29,000 and $71,000 of restricted cash at May 31, 2002 and November 30, 2002, respectively. Restricted cash includes customer receipts deposited into the Company's lockbox account, which are applied the next business day against the outstanding amount of the Credit Facility, and customer deposits on aircraft and engines leases.

7.     Related  Party  Transactions:

     The Company had notes receivables from an affiliate in the principal amount of $200,000 and $300,000, net of reserves, as of November 30, 2002 and May 31, 2002, respectively, relating to loans provided to North-South Airways, which are secured by aircraft operated by the airline. The notes, outstanding at November 30, 2002, bear interest at an annual rate of 9.50% and have monthly principal payments extending through August 2004.

During the second quarter of fiscal 2003, the Company took the leased EMB-120 aircraft back from North-South Airways due to North-South Airways' default on the lease payments. There was no lease revenue from North-South Airways for the three months ended November 30, 2002 compared to $285,000 for the three months ended November 30, 2001. For the six months ended November 30, 2002, the total lease revenue from North-South Airways was approximately $119,000 compared to $510,000 for the six months ended November 30, 2001. North-South Airways has ceased its operations. The Company does not believe it will recover any amount owed to it by North-South Airways other than net amounts recorded as notes receivable. The Company has fully reserved all advances and trade accounts receivable due from North-South.

During the second quarter of fiscal 2003, the Company paid Mesa Air Group a deposit in the amount of $150,000 in exchange for receiving additional surplus spare parts under the existing inventory agreement. A board member of the Company is a executive and a member of the Board of Directors of Mesa Air Group.

           INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

8.     Unconsolidated  Subsidiaries:

     During the first quarter of fiscal 2003, the Company's joint venture, Air 41 LLC, reached an agreement with its lender to transfer its aircraft to the lender in exchange for the cancellation of the joint venture's indebtedness. The lender and the Company executed mutual releases in connection with the agreement between the lender and the joint venture. During the first quarter of fiscal 2003, the Company received a payment of $185,000 from the lender upon the consummation of the agreement between the lender and the joint venture. In exchange for this payment, the Company released any and all claims it may have had against the lender and the joint venture.

     Equity in net loss of unconsolidated joint ventures related to North-South was approximately $283,000 and $259,000 for the six months ended November 30, 2002 and 2001, respectively. The Company is in negotiations with certain third parties who have expressed an interest in providing equity capital to North-South. There can be no assurances that such parties will provide any equity capital. The Company has fully reserved all advances and trade accounts receivable due from North-South.

9.     Recent  Events:

     On September 30, 2002, the Company received a notice of default and demand for payment under the Term Loan Agreement dated December 20, 2000, between the Company and Bombardier Capital. The loan, the principal amount of which is approximately $1,560,000, is secured by one of the Company's EMB-120 aircraft. The Company has not been able to make the monthly installments of principal and interest, approximately $22,000 per month, with respect to this loan since August 2002. The lender has demanded payment in full of the amounts in default within 30 days from the date of the notice. The lender has stated that it may pursue and enforce all rights and remedies to which it is entitled under the loan agreement, including the repossession and sale of the aircraft if the amounts due are not repaid within such period. The Company does not have sufficient funds to repay the amount due and cannot obtain them by means of an advance under the Credit Facility. Accordingly, the Company expects that Bombardier Capital will repossess the aircraft and sell it for the best price obtainable. The Company will be liable to Bombardier Capital for any amount of the loan remaining unpaid after the aircraft is sold. As of January 7, 2003, the Company has not received further notice from Bombardier Capital regarding the action the lender is going to take.

     As a result of this default under the Term Loan Agreement, the Company recorded an impairment charge of $611,186 related to the aircraft collateralizing the indebtedness owed to Bombardier Capital during the first quarter of fiscal 2003 in order to write down the value of the aircraft to its estimated fair value. As of November 30, 2002, the value of this aircraft is classified as aircraft held for lease.

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

RESULTS  OF  OPERATIONS:
------------------------

Revenues
--------

     Total revenue for the three and six months ended November 30, 2002 was $1.9 million and $4 million, respectively, compared to $4.2 million and $8.9 million, respectively, during the three and six months ended November 30, 2001. Net sales for the three and six months ended November 30, 2002 were $1.6 million and $3.3 million, respectively, compared to $3.7 million and $7.6 million, respectively, during the three and six months ended November 30, 2001. The decrease in total revenue is primarily due to the decrease in parts sales, engine sales and lease revenue. The decline in parts sales is attributable to the weaker economy, decreased demand due to the overall slowdown in the aviation industry as a whole, pricing pressure from our competition and the fact that the Company has had no availability under the Credit Facility to purchase additional inventory. Engine sales are unpredictable transactions and may fluctuate significantly from year to year, dependent, in part, upon the Company's ability to purchase an engine at an attractive price and resell it within a relatively brief period of time, as well as the overall market for used engines. For the three months ended November 30, 2002, lease and service revenue slightly decreased to $255,000 for the three months ended November 30, 2002 from $260,000 for the three months ended November 30, 2001, lease and service revenue decreased to $510,000 for the six months ended November 30, 2002 from $764,000 for the six months ended November 30, 2001, primarily due to fewer assets under lease during the first three and six months of fiscal 2003. During the second quarter of fiscal 2003, the Company took the leased EMB-120 aircraft back from North-South Airways due to North-South Airways' default on the lease payments. There was no lease revenue from North-South Airways for the three months ended November 30, 2002 compared to $285,000 for the three months ended November 30, 2001. For the six months ended November 30, 2002, lease revenue from North-South Airways decreased to $119,000 from $510,000 for the six months ended November 30, 2001.

Cost  of  Sales
---------------

     Cost of sales decreased 57% from $2.8 million during the three months ended November 30, 2001 to $1.2 million during the three months ended November 30, 2002. Cost of sales decreased 54% from $5.7 million during the six months ended November 30, 2001 to $2.6 million during the six months ended November 30, 2002. The decreases were primarily due to the corresponding decreases in sales during the periods. As a percentage of total revenues, cost of sales for the three months ended November 30, 2002 was 63% compared to 66% during the three months ended November 30, 2001. The decrease was due to the engine sales, which typically carry a lower margin than part sales, during the three months period in 2001 compared to no engine sales in the corresponding period in 2002. Cost of sales as a percentage of total revenues for the six months ended November 30, 2002 was 66% compared to 64% during the six months ended November 30, 2001. The increase was due primarily to a write off of a prepayment under an inventory agreement during the first quarter of fiscal 2003.

           INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES


Selling,  General  and  Administrative  Expenses
------------------------------------------------

     Selling, general and administrative expenses decreased 9% from approximately $1.1 million during the three months ended November 30, 2001 to approximately $1.0 million during the three months ended November 30, 2002. Selling, general and administrative expenses decreased 9% from approximately $2.3 million during the six months ended November 30, 2001 to approximately $2.1 million during the six months ended November 30, 2002. The decrease in selling, general and administrative expenses for fiscal 2003 was primarily due to decreases in salaries and wages, commissions, insurances expenses and owned aircraft expenses, partially offset by higher bank charges and legal fees.

Depreciation  and  Amortization
-------------------------------

     Depreciation and amortization for the three and six months ended November 30, 2002 totaled $306,000 and $625,000, respectively, compared to $248,000 and $485,000, respectively, for the three and six months ended November 30, 2001, respectively. This increase was due to having more aircraft under depreciation in the periods of fiscal 2003.

Equity  in  Net  Earnings  (Loss)  of  Unconsolidated  Joint  Ventures
----------------------------------------------------------------------

     Equity in net loss of unconsolidated joint ventures for the three and six months ended November 30, 2002 was $0 and $(283,000) respectively, compared to net earnings of $185,000 and $341,000 respectively for the three and six months ended November 30, 2001. The equity in net loss of $(283,000) for the six months ended November 30, 2002 was the Company's share of net loss from North-South. The equity in net earnings of $185,000 for the three months ended November 30, 2001 consisted of earnings of $270,000 from Air 41 LLC and a loss of $(85,000) from North-South. The equity in net earnings of $341,000 for the six months ended November 30, 2001 consisted of earnings of $600,000 from Air 41 LLC and a loss of $(259,000) from North-South. During the first quarter of fiscal 2003, Air 41 LLC reached an agreement, dated as of August 9, 2002, with its lender to transfer its aircraft to the lender in exchange for the cancellation of its indebtedness. Air 41 LLC currently has no operations or assets (see Note 8). During the second quarter of fiscal 2003, the Company did not book any earnings or loss from North-South because its equity investment in North-South had been completely written off and its receivables and advances had been fully reserved.

Impairment  of  Aircraft
------------------------

     The Company recorded an impairment charge of $611,186 related to the aircraft collateralizing the indebtedness owed to Bombardier Capital during the first quarter of fiscal 2003 in order to write down the value of the aircraft to its estimated selling price upon foreclosure, see Note 9.

Interest  Expense
-----------------

     Interest expense for the three and six months ended November 30, 2002 was $329,000 and $593,000, respectively, compared to $351,000 and $768,000 for the three and six months ended November 30, 2001, respectively. The decrease was due to a decrease in the prime rate, partially offset by an increase in the interest rate margin of two basis points under the Credit Facility as a result of the default on this debt. In addition, the decrease was due to the amortization of certain deferred loan costs during the three and six months ended November 30, 2001.

           INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES


Net  Losses
-----------

     Loss per share for the second quarter of fiscal 2002 were $(1.69), based on 2,181,497 weighted average shares outstanding, compared to loss per share for the second quarter of fiscal 2003 of $(0.43), based on 2,154,541 weighted average shares outstanding. Loss per share for the first six months of fiscal 2002 were $(1.75) per share, based on 2,101,060 weighted average shares outstanding, compared to loss per share for the first six months of fiscal 2003 of $(1.30) per share, based on 2,151,033 weighted average shares outstanding.

Liquidity  and  Capital  Resources
----------------------------------

     The Company obtains working capital and long-term financing for inventory and aircraft acquisitions pursuant to the Credit Facility. The Credit Facility includes a revolving credit facility that permits the Company to borrow up to $14 million. It also includes two term loans that totaled approximately $7.8 million as of November 30, 2002. The Credit Facility matures in December 2005. The Company is required to make monthly repayments of the principal of the term loans. The interest rate that the Company pays on borrowings pursuant to the Credit Facility is subject to fluctuation and may change based upon certain financial covenants. As of November 30, 2002, the effective interest rate under the Credit Facility was the lender's base rate plus 1.75% (6.10%), which is based on the default rate specified in the Credit Facility. The Credit Facility is secured by substantially all of the assets of the Company and availability of amounts for borrowing is subject to certain limitations and restrictions.

     As of the date hereof, the Company is not in compliance with certain covenants included in the Credit Facility and has defaulted on the payment of certain installments of principal of the term loans. The Company ceased to be in compliance with the covenants during the second quarter of fiscal 2002 when it recorded a non-cash impairment charge to eliminate the Company's investment in Air 41 LLC. The Company has also failed to make monthly repayments of the principal of the term loans, in the amount of approximately $1,080,000, since the first quarter of fiscal 2003. As a result of these defaults, the entire principal amount of the indebtedness outstanding under the Credit Facility has been classified as current in the accompanying balance sheet at November 30, 2002.

     On September 20, 2002, the Company and its lender entered into a forbearance letter, pursuant to which the lender has agreed that it will not exercise the remedies available to it under the Credit Facility and that it will continue to advance funds to the Company in accordance with the terms of the Credit Facility. The lender's agreements terminate if the Company defaults on the performance of the terms of the Credit Facility other than the default of making monthly principal payments. The Company is required, pursuant to the forbearance letter, to provide weekly cash flow budgets to the lender, to cooperate with a consultant hired by the lender to evaluate the Company's prospects and to pay the lender's fees and expenses in connection with its evaluation of the Company. The original forbearance letter has since been amended and the amended forbearance letter will expire on January 15, 2003 if the Company and the lender have not entered into a formal forbearance agreement. The Company believes that the lender will extend the forbearance letter. In addition, the Company has entered into discussions with the lender about selling certain amount of assets over a certain period of time, of which the terms have been negotiated.

           INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES

-------------------------------------------

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

     The Company's lender is continuing to extend credit under the Credit Facility, although the Company has had no availability under the Credit Facility since September 15, 2002. As of January 7, 2003, the Company's lender had over advanced the Company approximately $325,000 pursuant to the revolving Credit Facility. The Company has no assurances, however, that the lender will continue to do so.

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

Net cash (used in) provided by operating activities for the six months ended November 30, 2002 and November 30, 2001 was $(547,000) and $74,000,
respectively. The cash used in operating activities for six months ended November 30, 2002 was due primarily to the decrease in the accounts payables and increase in other assets. The cash provided by operating activities for the six months ended November 30, 2001 was due primarily to the net earnings for the period before the non-cash charge for the impairment of investment.

Net cash used in investing activities for the six months ended November 30, 2002 amounted to $7,000 compared to $283,000 for the six months ended November 30, 2001. The net cash used in investing activities for the six months ended November 30, 2002 was primarily the result of the addition of equipment. The net cash used for investing activities for the six months ended November 30, 2001 was the result of the capitalized expenses incurred for the aircraft purchased.

     Net cash provided by financing activities for the six months ended November 30, 2002 amounted to $635,000 compared to $299,000 for the six months ended November 30, 2001. The net cash provided by financing activities for the six months ended November 30, 2001 and 2002 was primarily the result of the increase of the revolving loan balance to fund operating losses.

           INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES


Recent  Events
--------------

     On September 30, 2002, the Company received a notice of default and demand for payment under the Term Loan Agreement dated December 20, 2000, between the Company and Bombardier Capital. The loan, the principal amount of which is approximately $1,560,000, is secured by one of the Company's EMB-120 aircraft. The Company has not been able to make the monthly installments of principal and interest, approximately $22,000 per month, with respect to this loan since August 2002. The lender has demanded payment in full of the amounts in default within 30 days from the date of the notice. The lender has stated that it may pursue and enforce all rights and remedies to which it is entitled under the loan agreement, including the repossession and sale of the aircraft if the amounts due are not repaid within such period. The Company does not have sufficient funds to repay the amount due and cannot obtain them by means of an advance under the Credit Facility. Accordingly, the Company expects that Bombardier Capital will repossess the aircraft and sell it for the best price obtainable. The Company will be liable to Bombardier Capital for any amount of the loan remaining unpaid after the aircraft is sold. As of January 7, 2003, the Company has not received further notice from Bombardier Capital regarding the action the lender is going to take.

     As a result of this default under the Term Loan Agreement, the Company recorded an impairment charge of $611,186 related to the aircraft collateralizing the indebtedness owed to Bombardier Capital during the first quarter of fiscal 2003 in order to write down the value of the aircraft to its estimated fair value.

New  Accounting  Pronouncements
-------------------------------

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

           INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES


ITEM  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

     The Company is exposed to market risks that may impact the Consolidated Balance Sheets, Consolidated Statements of Operations and Consolidated Statements of Cash Flows due to changing interest rates. The Company does not currently participate in any hedging activities. However, interest rate fluctuations expose the Company's variable-rate debt to changes in interest expense and cash flows. The Company's variable-rate debt, primarily short-term secured borrowings, amounted to approximately $20.3 million at November 30, 2002. Based on outstanding borrowings at quarter-end, a 10% adverse change in market interest rates at November 30, 2002 would result in additional after-tax interest expense of approximately $31,000 and $62,000 for the three and six months ended November 30, 2002, respectively.

ITEM  4.  CONTROLS  AND  PROCEDURES

(a)     Evaluation  of  disclosure  controls  and  procedures

     The Chief Executive Officer and the Vice President - Finance, who serves as the chief financial officer, of the Company have concluded, based on their evaluation of the Company's disclosure controls and procedures within 90 days of the date of the filing of this Quarterly Report on Form 10-Q, that the Company's disclosure controls and procedures were effective and designed to ensure that material information relating to the Company, including its consolidated subsidiary, would be made known to them by others within the Company during the period in which this Quarterly Report on Form 10-Q was being prepared.

(b)     Changes  in  internal  controls

N/A

Forward  Looking  Statements
----------------------------

     This Form 10-Q may contain forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995 and within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on beliefs of Company management, as well as assumptions and estimates based on information currently available to the Company, and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated, including: the impact of the events of September 11, 2001 on the economy, the aviation/aerospace industry and the Company; general economic conditions; ability to acquire inventory at favorable prices; marketplace competition; economic and aviation/aerospace market stability and Company profitability. Should one or more of these risks or uncertainties materialize adversely, or should underlying assumptions or estimates prove incorrect, actual results may vary materially from those described. These events and uncertainties are difficult or impossible to predict accurately and many are beyond the Company's control. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties and that actual results may differ materially from those contemplated by such forward-looking statements reflecting changed assumptions, the occurrence of unanticipated events or changes to future operating results over time. The Company assumes no obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

           INTERNATIONAL AIRLINE SUPPORT GROUP, INC. AND SUBSIDIARIES


PART  II  -  OTHER  INFORMATION


Item  1.  LEGAL  PROCEEDINGS

     The Company is from time to time subject to legal proceedings and claims that arise in the ordinary course of its business. On the date hereof, no such proceedings are pending and no such claims have been asserted.

Item  3.  DEFAULTS  UPON  SENIOR  SECURITIES

     The Company is in default in the payment of principal and in the performance of certain covenants with respect to its senior secured credit facility. As of January 7, 2003, the Company was in default in the payment of $1,082,000 of principal.

     The Company is in default in the payment of principal and interest with respect to the Term Loan Agreement, dated December 20, 2000, between the Company and Bombardier Capital, Inc. As of January 7, 2003, the Company was in default in the payment of $111,000 of principal, interest and late fees.

Item  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     The Company conducted an annual meeting for its stockholders on October 15, 2002. The Company solicited proxies pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. There was no solicitation in opposition to management's solicitation and all persons nominated by the Company for election to its Board of Directors at the annual meeting were so elected. The following sets forth information regarding the number of votes cast for and withheld with respect to each person nominated by the Company for election to its Board of Directors as a Class II Director for a term expiring at the annual stockholders' meeting in 2005.

          Director                     Votes  For            Abstentions

          F.  Dixon  McElwee,  Jr.        1,552,894              511,083
          Ronald  R.  Fogelman           1,552,894              511,083
          E.  James  Mueller             1,552,746              511,231

     There were no other matters submitted to a vote of the Company's stockholders at the annual meeting.

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
     10.21          Incorporated  by reference to Exhibit 10.21 to the Company's
     -----          ------------------------------------------------------------
Quarterly  Report  on  Form  10-Q  for  the  quarter  ended  August  31,  2002
------------------------------------------------------------------------------

     10.22     Letter  dated  September 20, 2002 from Bombardier Capital Inc. to
     -----     -----------------------------------------------------------------
the  Company  declaring  an  Event  of  Default  under  Term  Loan  Agreement
 ----------------------------------------------------------------------------
Incorporated  by reference to Exhibit 10.22 to the Company's Quarterly Report on
 -------------------------------------------------------------------------------
Form  10-Q  for  the  quarter  ended  August  31,  2002
-------------------------------------------------------

          Settlement  Agreement,  dated  as  of  August  9, 2002, by and between
Finova Capital Corporation, Air 41, LLC, Aircorp, Inc. and the Company. Incorporated by reference to Exhibit 10.23 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 2002
     10.23
     -----
                Incorporated by reference to Exhibit 10.24 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 2002
     10.24     Letter dated October 15, 2002 from GMAC Commercial Finance to the
     -----     -----------------------------------------------------------------
Company  extending  the expiration of the September 20, 2002 forbearance letter.
--------------------------------------------------------------------------------
          Letter dated November 30, 2002 from GMAC Commercial Finance to the Company extending the expiration of the September 20, 2002 forbearance letter.
     10.25          Filed  herewith
     -----          ---------------
          Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (the "Act") and pursuant to 18 U.S.C.
Section  1350,  as  adopted  pursuant  to  Section  906  of  the  Act.
     99.1          Filed  herewith.
     ----          ----------------

     99.2     Certification  of  the  Principal  Financial  Officer  pursuant to
     ----     ------------------------------------------------------------------
Section  302  of  the  Sarbanes-Oxley Act of 2002 (the "Act") and pursuant to 18
     ---------------------------------------------------------------------------
U.S.C.  Section  1350,  as adopted pursuant to Section 906 of the Act.     Filed
   -------------------------------------------------------------------     -----
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

INTERNATIONAL  AIRLINE  SUPPORT  GROUP,  INC.
--------------------------------------------
            (Registrant)





/s/Alexius  A.  Dyer  III     January  14,  2003
-------------------------     ------------------
Alexius  A.  Dyer  III                                   Date
Chairman,  President  and
Chief  Executive  Officer

/s/Qiang  Wang     January  14,  2003
--------------     ------------------
Qiang  Wang                                            Date
VP  Finance  and  Chief  Accounting  Officer

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


Date:  January  14,  2003
                                   /s/  Alexius  A.  Dyer  III     _____
                                   ---------------------------
                                   Name:  Alexius  A.  Dyer  III
                                   Title:  Chairman,  President  and
                                        Chief  Executive  Officer

======


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



Date:  January  14,  2003

                                   /s/  Qiang  Wang
                                   ----------------
                                   Name:  Qiang  Wang
                                   Title:  Vice  President  -  Finance